Form 10-Q
period 1995-06-30
RESEARCH INC
filed 1995-08-08
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended  June 30, 1995  or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387

                      RESEARCH, INCORPORATED

	(Exact name of registrant as specified in its charter)

            Minnesota                            41-0908058

 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)
 P.O. Box 24064, Minneapolis, Minnesota             55424
  (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code (612) 941-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 [d] of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 3, 1995, 1,134,118 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 RESEARCH, INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
   Three Months Ended  June 30 1995
Three Months Ended  June 30 1994
     Nine Months Ended  June 30 1995
     Nine Months Ended  June 30 1994

Net Sales
$5,379,813
$4,602,529
$14,956,015
$12,390,521
Cost of Sales
2,976,264
2,603,629
8,256,353
6,864,122
  Gross profit
2,403,549
1,998,900
6,699,662
5,526,399
Expenses:
  Selling
1,434,181
1,339,792
4,306,570
3,750,691
  Research and development
443,862
308,294
1,261,578
989,372
 General and administrative
177,829
155,458
531,783
423,052
  Total expenses
 2,055,872
 1,803,544
 6,099,931
 5,163,115
Income before Taxes
347,677
195,356
599,731
363,284
Provision for Income Taxes
114,557
62,755
210,539
128,445
Net Income
$233,120
$132,601
$389,192
$234,839
   Earnings Per Share (Note 1)
$0.21
$0.12
$0.35
$0.21
Weighted Average Shares Outstanding
1,128,674
1,125,118
1,126,675
1,125,118
Dividends Paid Per Share
$0.055
$0.055
$0.165
$0.165
The accompanying notes to the consolidated financial statements are an integral part of these statements.

RESEARCH, INCORPORATED
                     Consolidated Balance Sheets
(Unaudited)
June 30 1995
September 30 1994
                             Assets
Current Assets:
  Cash and cash equivalents
$805,859
$614,351
  Marketable securities
           0
701,679
  Accounts receivable
3,703,629
3,997,416
  Inventories
2,914,039
2,597,232
  Other current assets
368,099
311,010
     Total current assets
7,791,626
8,221,688
Property and Equipment, at cost:
  Land and land improvements
212,852
212,852
  Building
1,948,772
1,698,970
  Machinery and equipment
3,826,915
4,074,488
  Less-accumulated depreciation
(4,051,804)
(4,291,629)
    Net property and equipment
1,936,735
1,694,681
Other Assets
134,111
163,507
Total Assets
$9,862,472
$10,079,876
    Liabilities and Stockholders' Investment
Current Liabilities:
  Accounts payable
$1,281,482
$1,450,188
  Accrued liabilities -
    Salaries and benefits
285,581
586,466
    Profit sharing contribution
204,185
188,000
    Warranty reserve
150,000
150,000
    Real estate taxes
179,144
215,000
    Other
289,354
268,782
  Federal and state income taxes
486,833
459,608
    Total current liabilities
2,876,579
3,318,044
Stockholders' Investment (Note 3)
Common stock, $.50 par value, 5,000,000 shares authorized, 1,129,618 and 1,125,118 shares issued and outstanding at June 30, 1995 and
September 30, 1994
564,809
562,559
  Additional paid-in capital
159,690
145,440
  Foreign currency translation
17,782
13,656
  Retained earnings
6,243,612
6,040,177
    Total stockholders' investment
6,985,893
6,761,832
Total Liabilities and Stockholders' Investment
$9,862,472
$10,079,876
The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

RESEARCH, INCORPORATED
                  Consolidated Statements of Cash Flows
                             (Unaudited)
For the nine months ended June 30, 1995
For the nine months ended June 30, 1994
Operating Activities:
  Net income
$389,192
$234,839
  Adjustments to reconcile net income to net cash
   provided from (used for) operating activities:
    Depreciation and amortization
325,838
272,999
    Changes in current operating items:
      Accounts receivable
293,787
(233,530)
      Inventories
(316,807)
(649,438)
      Other current assets
(57,089)
(52,801)
      Accounts payable
(168,706)
193,890
      Accrued liabilities
(299,984)
(416,911)
      Federal and state income taxes
27,225
(534)
    Net cash provided from (used for)
      operating activities
193,456
(651,486)
Investment Activities:
  Purchases of marketable securities
             0
(700,000)
  Maturities of marketable securities
701,679
1,669,765
  Property and equipment additions, net
(531,437)
(303,966)
  Acquisition of business
             0
(162,208)
  Other
(2,933)
10,474
    Net cash provided from investing activities
167,309
514,065
Financing Activities:
  Cash dividends paid
(185,757)
(185,647)
  Issuance of common stock
16,500
         0
    Net cash used for financing activities
(169,257)
(185,647)
Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents
191,508
(323,068)
  Cash and cash equivalents at beginning
    of period
614,351
1,275,490
     Cash and cash equivalents at end
       of period
$805,859
$952,422
The accompanying notes to the consolidated financial statements are an integral part of these statements.

	RESEARCH, INCORPORATED
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of June 30, 1995, the consolidated statements of operations for the three and nine month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the nine months ended June 30, 1995 and 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's September 30, 1994 annual report to shareholders. The results of operations for the periods ended
June 30, 1995 are not necessarily indicative of the operating results for the full fiscal year or for any interim period.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

		  June 30 			September 30
		    1995   	               	    1994

Raw materials and
 purchased parts		$ 2,025,377		$ 1,881,080

Work in process and
 finished goods                       888,662		     716,152

	  Total		$ 2,914,039 		$ 2,597,232


Earnings per Share -

Earnings per share are based on the weighted average number of common shares outstanding. Shares reserved for employee stock options are not considered as they are insignificant or anti-dilutive. The number of outstanding shares increased by 2,500 shares during the third quarter of fiscal 1995 due to the exercise of employee stock options. There was no change in the number of outstanding shares during the third quarter of fiscal 1994.

2.  Line of Credit:

The Company has a $3,000,000 unsecured bank line of credit which carries an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. There are also financial and affirmative covenants that are applicable to the line of credit. As of June 30, 1995, these covenants have been met.

3.  Stockholders' Investment:

Employee Stock Options -

During fiscal 1982, the Company adopted the 1981 Employee Incentive Stock Option Plan (1981 Plan) and a total of 200,000 shares of the Company's common stock were reserved for issuance pursuant to the exercise of options under the plan. Options for 16,000 shares were outstanding at June 30, 1995 at prices ranging from $4.00 to $4.50. The Board of Directors has taken action to preclude the granting of further options under the 1981 Plan.


During fiscal 1992 the Company adopted the 1991 Stock Plan (1991
Plan). This plan has 210,000 shares of the Company's common stock reserved for issuance pursuant to the exercise of options under the plan. Options for 106,500 shares under the 1991 Plan were outstanding at June 30, 1995 at prices ranging from $3.50 to $6.25 per share.

4.	Income Taxes:

During the third quarter of fiscal 1995, the Company terminated efforts to recover tax refund claims filed in 1989 for research and development tax credits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

The Company's working capital increased from $4,903,644 at September 30, 1994 to $4,915,047 at June 30, 1995. The current ratio at June 30, 1995 was 2.7 to 1 compared to 2.5 to 1 nine months earlier.

The Company has no long-term debt.

The Company has an unsecured bank line of credit for $3,000,000.
There was no borrowing against the line of credit during the nine months ended June 30, 1995.

Operations

Sales for the third quarter of fiscal 1995 (the quarter ended June 30, 1995) amounted to $5,379,813. This was 16.9% higher than sales of $4,602,529 reported for the same period of the preceding year. Sales for the first nine months of fiscal 1995 were $14,956,015 compared to $12,390,521 for the first nine months of last year. This is 20.7% higher than last year and is primarily caused by increased sales of products in the Surface Mount Technology market.
Gross profit on sales for the quarter ended June 30, 1995 was 44.7% compared to 43.4% for the same quarter last year and 44.8% compared to 44.6% for the nine month period ended June 30, 1995 and 1994, respectively. The increase in gross profit is due to product mix and increased volume.
Selling expenses were 26.7% and 29.1% of sales in the quarters ended June 30, 1995 and 1994 and 28.8% and 30.3% of sales for the nine months ended June 30, 1995 and 1994. This percent decrease is due to our reduced operating expenses in the Controls Division.
 Expenditures for research and development increased to 8.3% from 6.7% of sales for the quarters ended June 30, 1995 and 1994 and were 8.4% and 8.0% of sales for the nine month periods ended
 June 30, 1995 and 1994. These expenditures increased due to the development expenses incurred for our new products and adaptations of our existing products. General and administrative expenses were 3.3% and 3.4% of sales in the quarters ended June 30, 1995 and 1994 and 3.6% and 3.4% of sales for the nine months ended
June 30, 1995 and 1994.

As a result of the above, there was a consolidated net profit before income taxes of $347,677 for the third quarter of fiscal 1995 as compared to $195,356 for the same quarter last year. The profit for the first nine months of fiscal 1995 was $599,731 as compared to $363,284 for the same period last year.

	PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

		(a)	Exhibits
			[27]	Financial Data Schedule

		(b)	Reports on Form 8-K
			None filed during the quarter

	SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	RESEARCH, INCORPORATED
		(Registrant)
Date   8/7/95	  S:	Claude C. Johnson
			President,
			Chief Executive Officer,
			Chief Financial Officer