Form 10-Q/A
period 1995-06-30
RESEARCH INC
filed 1995-08-10
CIK 216983

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q/A

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended  June 30, 1995  or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387

                        RESEARCH, INCORPORATED
 ------ ------------------------------------------------------------------
       	(Exact name of registrant as specified in its charter)

            Minnesota                                    41-0908058
 -------------------------------                    ----------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


 P.O. Box 24064, Minneapolis, Minnesota                       55424
 --------------------------------------                    ----------
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

                                                          RESEARCH, INCORPORATED
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)
                                               Three Months Ended               Nine Months Ended
                                           June 30 1995  June 30 1994        June 30 1995  June 30 1994
     Net Sales                              $5,379,813    $4,602,529          $14,956,015   $12,390,521
     Cost of Sales                           2,976,264     2,603,629            8,256,353     6,864,122
                                            ----------    ----------          -----------   -----------
     Gross profit                            2,403,549     1,998,900            6,699,662     5,526,399
                                            ----------    ----------          -----------   -----------
     Expenses:
       Selling                               1,434,181     1,339,792            4,306,570     3,750,691
       Research and development                443,862       308,294            1,261,578       989,372
       General and administrative              177,829       155,458              531,783       423,052
                                            ----------    ----------          -----------   -----------
       Total expenses                        2,055,872     1,803,544            6,099,931     5,163,115
                                            ----------    ----------          -----------   -----------
     Income before Taxes                       347,677       195,356              599,731       363,284
     Provision for Income Taxes                114,557        62,755              210,539       128,445
                                            ----------    ----------          -----------   -----------
     Net Income                             $  233,120    $  132,601          $   389,192   $   234,839
                                            ==========    ==========          ===========   ===========
       Earnings Per Share (Note 1)               $ .21         $ .12                $ .35         $ .21
                                                 =====         =====                =====         =====

     Weighted Average Shares Outstanding     1,128,674     1,125,118            1,126,675     1,125,118

     Dividends Paid Per Share                   $ .055        $ .055               $ .165        $ .165

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 RESEARCH, INCORPORATED

                               Consolidated Balance Sheets
                                                          (Unaudited)
                                                            June 30         September 30
                                   Assets                     1995               1994

     Current Assets:
       Cash and cash equivalents                           $  805,859        $   614,351
       Marketable securities                                     --              701,679
       Accounts receivable                                  3,703,629          3,997,416
       Inventories                                          2,914,039          2,597,232
       Other current assets                                   368,099            311,010
                                                           ----------        -----------
         Total current assets                               7,791,626          8,221,688
                                                           ----------        -----------
     Property and Equipment, at cost:
       Land and land improvements                             212,852            212,852
       Building                                             1,948,772          1,698,970
       Machinery and equipment                              3,826,915          4,074,488
       Less-accumulated depreciation                       (4,051,804)        (4,291,629)
                                                           ----------        -----------
         Net property and equipment                         1,936,735          1,694,681
                                                           ----------        -----------
     Other Assets                                             134,111            163,507
                                                           ----------        -----------
                                                           $9,862,472        $10,079,876
                                                           ==========        ===========
                Liabilities and Stockholders' Investment
     Current Liabilities:
       Accounts payable                                    $1,281,482         $1,450,188
       Accrued liabilities -
         Salaries and benefits                                285,581            586,466
         Profit sharing contribution                          204,185            188,000
         Warranty reserve                                     150,000            150,000
         Real estate taxes                                    179,144            215,000
         Other                                                289,354            268,782
       Federal and state income taxes                         486,833            459,608
                                                           ----------        -----------
         Total current liabilities                          2,876,579          3,318,044
                                                           ----------        -----------
     Stockholders' Investment (Note 3)
       Common stock, $.50 par value, 5,000,000
         shares authorized, 1,129,618 and 1,125,118
         shares issued and outstanding at June 30,
         1995 and September 30, 1994                          564,809            562,559
       Additional paid-in capital                             159,690            145,440
       Foreign currency translation                            17,782             13,656
       Retained earnings                                    6,243,612          6,040,177
                                                           ----------        -----------
         Total stockholders' investment                     6,985,893          6,761,832
                                                           ----------        -----------
                                                           $9,862,472        $10,079,876
                                                           ==========        ===========

     The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                                                       RESEARCH, INCORPORATED

                                            Consolidated Statements of Cash Flows
                                                          (Unaudited)
     For the nine months ended June 30,                              1995             1994

     Operating Activities:
       Net income                                                 $389,192       $  234,839
       Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation and amortization                             325,838          272,999
         Changes in current operating items:
           Accounts receivable                                     293,787         (233,530)
           Inventories                                            (316,807)        (649,438)
           Other current assets                                    (57,089)         (52,801)
           Accounts payable                                       (168,706)         193,890
           Accrued liabilities                                    (299,984)        (416,911)
           Federal and state income taxes                           27,225             (534)
                                                                  --------       ----------
         Net cash provided from (used for) operating
           activities                                              193,456         (651,486)
                                                                  --------       ----------
     Investment Activities:
       Purchases of marketable securities                             --           (700,000)
       Maturities of marketable securities                         701,679        1,669,765
       Property and equipment additions, net                      (531,437)        (303,966)
       Acquisition of business                                        --           (162,208)
       Other                                                        (2,933)          10,474
                                                                  --------       ----------
         Net cash provided from investing activities               167,309          514,065
                                                                  --------       ----------
     Financing Activities:
       Cash dividends paid                                        (185,757)        (185,647)
       Issuance of common stock                                     16,500             --
                                                                  --------       ----------
         Net cash used for financing activities                   (169,257)        (185,647)
                                                                  --------       ----------
     Cash and Cash Equivalents:
       Net increase (decrease) in cash and cash equivalents        191,508         (323,068)
       Cash and cash equivalents at beginning of period            614,351        1,275,490
                                                                  --------       ----------
          Cash and cash equivalents at end of period              $805,859       $  952,422
                                                                  ========       ==========

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

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                           		  June 30 		   	September 30
		                               1995       	    1994
                             -----------      -----------
     Raw materials and
      purchased parts      		$ 2,025,377 	   	$ 1,881,080

     Work in process and
      finished goods             888,662		        716,152
                             -----------      -----------
     	  Total	              	$ 2,914,039    		$ 2,597,232
                             ===========      ===========

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