Form 10-K
period 1995-09-30
RESEARCH INC
filed 1995-12-22
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


_X_ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended September 30, 1995 or

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from
                      to                 .


Commission file number         0-2387

                             RESEARCH, INCORPORATED
             (Exact name of the Company as specified in its charter)

          Minnesota                                      41-0908058
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                  P.O. Box 24064, Minneapolis, Minnesota 55424
               (Address of principal executive office) (Zip Code)

      (The Company's telephone number, including area code) (612) 941-3300

     Title of each class             Name of each exchange on which registered

Securities registered pursuant
to Section 12(b) of the Act:

           None


Securities registered pursuant
to Section 12(g) of the Act:

Common Stock with a par value                       NASDAQ Symbol RESR
of $.50 per share

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the common shares held by nonaffiliates was approximately $ 8.6 million based upon the closing sale price of the Company's common stock as of December 19, 1995.

As of December 19, 1995; 1,152,368 common shares were outstanding.

Documents incorporated by reference:

1) Portions of the Proxy Statement dated December 12, 1995, for the Annual Meeting of Shareholders to be held on January 18, 1996, are incorporated by reference into Part III.




                             RESEARCH, INCORPORATED

                                     PART I


Item 1. Business

     (a)  General Development of the Business

          Research, Incorporated (the "Company") was organized as a Minnesota corporation in October 1966, and prior to that date, operated as the R-I Controls Division of a predecessor company which was formed in 1952. The Company is engaged in the design, manufacturing and sale of control instrumentation and heating devices that solve a broad range of customer problems. Applications for the Company's products include control of environmental chambers, crystal growing and glass furnaces, assembly of surface mount printed circuit boards and specialized heating systems for tube shrinking materials testing, ink drying and curing/finishing.

          The global market for the Company's products includes the United States, Canada, Europe, the Far East, Australia and South America. Sales are made through independent sales representatives and distributors. The Company currently operates as one business segment through three operating divisions: Radiant Energy and Control Products, Control Systems and Assembly Automation. Company operations are located in Eden Prairie, Minnesota, a suburb of Minneapolis, with a subsidiary, Research Incorporation Limited, operating as a manufacturing site and European sales office in Humberside, England.

          During the past year, the Company has continued to operate in substantially the same mode of operations. The Company is engaged in the manufacture of industrial electronic controls and radiant heating equipment. On November 8, 1995 the Company established a FSC (Foreign Sales Corporation) to obtain export incentives related to Research Incorporated's increasing international sales activities.


     (b)  Financial Information About Industry Segments

          The Company operates in a single industry segment, industrial electronic instruments and systems. Financial information concerning its operations has been presented in the financial statements referred to under Item 8.

     (c)  Narrative Description of the Business

          (1) (i) Products and Markets - The Company is currently engaged in the design, manufacture, and sale of two product classes, process control instruments and radiant heating devices.

               Process control instruments are used primarily for the automated programming and control of industrial heating processes and laboratory testing. Applications are found in several basic industries such as aerospace, metals, glass, electronics, and automotive. Either individual instruments or complete systems are supplied in accordance with customer requirements. This capability includes computer-based supervisory control systems and microprocessor- based and analog control instruments.

               Radiant heating devices are applied to a variety of process heating applications, such as soldering, brazing, drying, curing, stress relieving, surface mount technologies, and thermal testing. Individual heating devices and complete systems are supplied to the basic industries noted above which use process control instruments.

               The markets for the Company's product lines are located throughout the United States and Canada, as well as internationally -- Europe, the Far East, Australia, and South America. Field sales are conducted primarily through independent sales representatives and distributors who are located throughout the market areas served.

               The breakdown of sales by the two product classes is as follows:
               (Amounts expressed in thousands)

           Year Ended    Process Control     Radiant Heating
          September 30     Instruments           Devices            Total
              Year      Amount    Percent   Amount   Percent    Amount   Percent

              1995      $5,342     25.5%   $15,581     74.5%   $20,923    100.0%
              1994       4,707     25.9     13,456     74.1     18,163    100.0
              1993       5,046     32.3     10,567     67.7     15,613    100.0


          (ii) Product Investment - Ongoing research and development with respect to new related products and improvements to existing products are carried on to maintain state-of-the-art capabilities and to meet customer requirements. The Company does not believe that any new product or products are being developed or acquired which would require a material amount of the assets of the Company or which otherwise are material.

         (iii) Sources and Availability of Raw Materials - Raw materials essential to the business of the Company are generally readily available from a number of sources.

          (iv) Patents and Trademarks - The Company has a number of patents and is a party to certain license agreements which, while deemed important, are not deemed material to the business of the Company in the aggregate.

          (v)  Seasonality - The business of the Company is not seasonal.

          (vi) Working Capital Requirements - The practices of the Company relating to working capital items are not considered unusual.

         (vii) Customers - The Company had sales to one customer which amounted to 13% of net sales during fiscal 1995.

        (viii) Backlog - The dollar amount of the Company's backlog of orders from operations believed to be firm at September 30, 1995, was $4,150,000; at September 30, 1994, it was $4,087,000. In both cases, it was or is anticipated that almost the entire backlog would or will be shipped in the subsequent 12-month period. Backlog has no unusual significance to the business of the Company.

          (ix) Government Contracts - Government contracts which may be subject to renegotiation of profits or termination do not constitute a material portion of the Company's business.

          (x) Competition - The Company's business is highly competitive, particularly in the areas of price, service and product performance. Competition involves hundreds of companies -- ranging from companies which are much smaller than the Company to large companies in the electronics industry.

          (xi) Research and Development - The Company incurred expenses of approximately $1,682,000, $1,309,000 and $1, 240,000 in fiscal years 1995, 1994, and 1993, respectively, on Company-sponsored research activities related to the development of new related products and to the improvement of existing products. No material funds were expended for customer-sponsored research activities.

         (xii) Environmental Regulations - Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

        (xiii) Employees - At September 30, 1995, the Company had 170 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

          (1) The Company has a subsidiary in the United Kingdom. The results of its operations were not material to the Company. Export sales involve sales to customers primarily in Europe, Canada, the Far East, Australia, and South America. See Note 6, "Foreign Sales" of the Notes to Consolidated Financial Statements.

          (2)  Not applicable.

          (3)  Not applicable.

          Executive Officers

          None of the executive officers of the Company has any family relationship with any other officer, and all officers serve at the pleasure of the Board of Directors. The following table sets forth other information regarding the Company's executive officers:



          NAME              AGE    POSITION                        OFFICER SINCE

          B.E. Bailey        47    Vice President                           1992
          D.G. Brady         53    Vice President                           1990
          C.C. Johnson       51    President, CEO, CFO, and Director        1984
          G.E. Magnuson      65    Secretary and Director;                  1975
                                   Of Counsel, Lindquist & Vennum P.L.L.P.
          K.M. O'Rourke      38    Vice President                           1993
          G.W. Sangster      66    Vice President                           1976



          There are no arrangements or understandings between any of the officers and any other person pursuant to which any of them was selected as an officer.

          Messrs. Johnson and Sangster have each been employed by the Company for more than five years. Mr. Johnson became President and Chief Executive Officer in July of 1992; previously he was Vice President of Finance and Chief Financial Officer. Mr. Magnuson was a partner with Lindquist & Vennum P.L.L.P until January 1995, at which time he became Of Counsel for Lindquist & Vennum P.L.L.P. Mr. Magnuson has been a director and secretary of the Company for more than five years. Mr. Brady became Vice President in November 1990; previously Mr. Brady was General Manager for the Assembly Automation Division. Mr. Bailey became Vice President in November 1991; previously Mr. Bailey was General Manager for the Radiant Energy Division. Ms. O'Rourke became Vice President in November 1993; previously Ms. O'Rourke was Manager of Human Resources. She was hired in 1985.


Item 2. Properties

     The Company's plant and office, which are owned in fee, are located on approximately 25 acres of property at 6425 Flying Cloud Drive, Eden Prairie, Minnesota. The facilities consist of 90,000 square feet of completely air-conditioned space deemed suitable for light manufacturing and office use. Management considers these facilities to be in good condition, well-maintained, and adequate for its current operations. The Company's subsidiary in the U.K. is operated in a 3,500 square foot leased facility.

Item 3. Legal Proceedings

     The Company is not a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.


                                     PART II

Item 5. Market for The Company's Common Stock and Related Stockholder Matters

     (a) & (c) Market Information and Dividends

          Dividends paid and price range per share of common stock is as follows:

          Stock is traded on the over-the-counter market, NASDAQ symbol (RESR)

                                                               Bid Price Range
                                  Dividends Paid           1995               1994
          During Quarter Ended    1995      1994       High      Low      High     Low
          December 31            $.055     $.055        7       5-1/4     5-1/2   4-1/2
          March 31               $.055     $.055        6-3/4   4-1/2     6-1/4   4-1/2
          June 30                $.055     $.055        6-3/4   5-3/4     5-3/4   4
          September 30           $.055     $.055       12       5-3/4     6-1/8   4-1/2

          TOTAL                  $.220     $.220



     (b)  Holders

          The number of holders of record of the Company's common stock as of December 6, 1995, was 690 (excluding beneficial owners of shares held in street names).



Item 6.  Selected Financial Data

CONSOLIDATED FINANCIAL SUMMARY


(In thousands, except per share data)
Year ended September 30                  1995       1994       1993       1992        1991

Consolidated Operations:
  Net sales                           $20,923    $18,163    $15,613    $11,687    $ 12,470
  Gross profit                          9,019      7,947      6,989      4,609       4,931
    Percent of sales                     43.1%      43.8%      44.8%      39.4%       39.5%
  Income (loss) before income taxes       952        725        620        167        (387)
    Percent of sales                      4.6%       4.0%       4.0%       1.4%       (3.1)%
  Income (loss)                           627        497        403        373        (260)
    Percent of sales                      3.0%       2.7%       2.6%       3.2%       (2.1)%
Discontinued Operation:
  Income, net of tax                  $    --    $    --    $    --    $    57    $     64
    Percent of sales                       --         --         --        0.5%        0.5%
Total:
  Net income (loss)                   $   627    $   497    $   403    $   430    $   (196)
    Percent of sales                      3.0%       2.7%       2.6%       3.7%       (1.6)%

Earnings (Loss) per Share:
    Continuing Operations             $   .56    $   .44    $   .36    $   .33    $   (.23)
    Discontinued Operation                 --         --         --        .05         .06

    Total                             $   .56    $   .44    $   .36    $   .38    $   (.17)

Cash Dividends Paid per Share         $   .22    $   .22    $   .22    $   .22    $    .44

Weighted Average Number of
  Shares Outstanding                    1,129      1,125      1,125      1,143       1,149



As of September 30                       1995       1994       1993       1992        1991

Consolidated Financial Condition:
  Net working capital                 $ 5,195    $ 4,952    $ 4,902    $ 4,957    $  4,619
  Current ratio                       2.5 to 1   2.5 to 1   2.9 to 1   3.3 to 1    2.8 to 1

Property and Equipment, Net           $ 1,876    $ 1,695    $ 1,570    $ 1,339    $  1,486
Total Assets                           10,593     10,080      9,132      8,474       8,729
Total Stockholders' Equity              7,195      6,762      6,498      6,339       6,231

Book Value per Share                  $  6.31    $  6.01    $  5.78    $  5.64    $   5.42


The accompanying notes to the consolidated financial statements are an integral part of this consolidated financial summary.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     CONSOLIDATED OPERATIONS
     1995-1994 COMPARISON
     Sales for fiscal 1995 were $20,923,000, an increase of 15.2% from 1994. The increased sales were principally due to new products and an increase in international sales. Sales of new products introduced in the last three years accounted for 46% of sales.

     The gross profit margin on sales was 43.1% compared to 43.8% in 1994. The decrease in the gross profit margin was due to product mix.

     Total operating expenses were $8,115,000 in 1995 compared to $7,286,000 in 1994. On a percentage basis, these expenses represented 38.8% of 1995 sales, down from 40.1% in 1994. Selling expenses were $5,674,000 (27.1% of sales) in 1995 compared to $5,312,000 (29.2% of sales) in 1994. These expenses reflect an increase in product promotion offset by expense reductions in the Controls Division during the second half of fiscal 1995. Expenditures for research and development increased to $1,682,000 (8.0% of sales) in 1995 from $1,309,000 (7.2% of sales) in 1994 due to the Company's increased investment in product development and fewer customer funded engineering projects. General and administrative expense increased from $664,000 (3.7% of sales) in 1994 to $759,000 (3.6% of sales) in 1995 due to the cost of the implementation phase of process improvement programs.

     Interest income was $49,000 in 1995 and $64,000 in 1994. Interest income in fiscal 1995 decreased due to lower investment balances.

     The effective tax rate for 1995 was 34%, compared to 31% in 1994. The comparison of the two years is illustrated in Note 3 in the Notes to Consolidated Financial Statements.

     CONSOLIDATED OPERATIONS
     1994-1993 COMPARISON
     Sales for fiscal 1994 were $18,163,000, an increase of 16.3% from 1993. The increased sales were principally due to continued successful new product introductions and penetrating key customer accounts. Sales of new products introduced in the last three years accounted for 48% of sales.

     The gross profit margin on sales was 43.8% compared to 44.8% in 1993. The decrease in the gross profit margin was due to initial production costs related to new products and cost overruns on custom system jobs, offset by favorable product mix.

     Total operating expenses were $7,286,000 in 1994 compared to $6,456,000 in 1993. On a percentage basis, these expenses represented 40.1% of 1994 sales, down from 41.4% in 1993. Selling expenses were $5,312,000 (29.2% of sales) in 1994 compared to $4,549,000 (29.1% of sales) in 1993. These expenses reflect both an increase in product promotion and control of administrative selling expenses. Expenditures for research and development increased to $1,309,000 (7.2% of sales) in 1994 from $1,240,000 (7.9% of sales) in 1993. These expenditure levels reflect the Company's aggressive approach to product development. General and administrative expense decreased from $667,000 (4.3% of sales) in 1993 to $664,000 (3.7% of sales)
     in 1994 due principally to controlling expenses.

     Interest income was $64,000 in 1994 and $87,000 in 1993. Interest income in fiscal 1994 decreased due to lower interest rates and lower cash and investment balances.

     The effective tax rate for 1994 was 31% compared to 35% in 1993. The comparison of the two years is illustrated in Note 3 in the Notes to Consolidated Financial Statements.

     LIQUIDITY AND CAPITAL RESOURCES
     The Company's working capital was $5,195,000 at the end of 1995 as compared to $4,952,000 in 1994. The Company's current ratio at September 30, 1995 and 1994 was 2.5 to 1. The working capital increased due to the Company's profitable operating results. For further information regarding the current year items impacting cash flows, see the Company's Consolidated Statements of Cash Flows.

     The Company has an unsecured bank line of credit of $3,000,000. The Company did not borrow against the line or have any long-term debt in 1995 or 1994.

     INFLATION
     In the past three years, inflation has not had a significant effect on operations.

     EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
     The Financial Accounting Standards Board (FASB) has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The Company believes adoption of the new standard will not have a material effect on the Company's consolidated financial position or results of operations.

     In addition, the FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123) which is effective for fiscal years beginning after December 15, 1995. Statement No. 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. The Company believes the effect of the adoption of the new standard will have no impact on the Company's consolidated results of operations or financial position because the Company intends to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and present pro forma disclosures of net income and net income per share as if the fair value based method of accounting had been applied.


Item 8. Financial Statements and Supplementary Data

     The Company's consolidated financial statements, together with the report of the Company's independent auditors, Arthur Andersen LLP, are included in
     Item 14.


Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosures

     None.



                                    PART III


Items 10., Pursuant to General Instruction G (3), the information required by 11., 12., Item 10 - Directors and Executive Officers of the Company,
and 13.    Item 11 - Executive Compensation,
           Item 12 - Security Ownership of Certain Beneficial Owners and Management, and
           Item 13 - Certain Relationships and Related Transactions, except that portion of Item 10 relating to executive officers of the Company, which is set forth in Part I of this report, is hereby incorporated by reference from the Company's definitive Proxy Statement, dated December 12, 1995 which was filed with the Commission.




                                     PART IV


Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K


                                                                                     Page #
     (a)  (1)  Financial Statements: The following consolidated financial statements of Research, Incorporated and the Report of the
               Independent Public Accountants thereon, are filed as part of this Form 10-K.

               (i)  Report of Independent Public Accountants                          13

               (ii) Consolidated Balance Sheets as of September 30, 1995 and
                    1994                                                              14

               (iii) Consolidated Statements of Operations and Consolidated
                    Statements of Stockholders' Equity for the years ended
                    September 30, 1995, 1994, and 1993                            15, 16

               (iv) Consolidated Statements of Cash Flows for the years ended
                    September 30, 1995, 1994, and 1993                                17

               (v)  Notes to Consolidated Financial Statements                     18-22

          (2)  Financial Statement Schedule

               The following financial statement schedule is filed with this report:

               (i)  Schedule II -Valuation and qualifying accounts                    23

               All schedules except those listed above are omitted because they are not applicable or not required, or because the required information is included in the financial statements or note thereto.

          (3)  Exhibits                                                             Page #

               (3.1)    Articles of Incorporation - Incorporated by reference to
                        Exhibit (3.1) of the Company's Form 10-K for the period ended September 30,1994.

               (3.2)    Bylaws - Incorporated by reference to Exhibit (3.2) of
                        the Company's Form 10-K for the period ended September
                        30,1994

               (4.1)    Line of Credit Agreement between Norwest Bank Minnesota
                        N.A. and the Company dated October 26, 1995               24, 25

              (10.1) 1981 Employee Incentive Stock Option Plan - Incorporated by reference to registration statement on Form S-8, file
                        No. 2-75497 (filed May 27, 1988)

              (10.2) 1991 Stock Plan - Incorporated by reference to registration statement on Form S-8, file No. 33-75256
                        (filed February 14, 1994)

              (10.4)    Amendment to Employment Agreement between the Company
                        and Claude C. Johnson, made as of April 22, 1988 -
                        Incorporated by reference to Exhibit (10.4) of the
                        Company's Form 10-K for the period ended September
                        30,1994

              (10.5)    Amendment to Employment Agreement between the Company
                        and Gordon W. Sangster, made as of April 22, 1988 -
                        Incorporated by reference to Exhibit (10.5) of the
                        company's Form 10-K for the period ended September
                        30,1994

              (21.1)    Subsidiaries of the Company                                   26

              (23.1)    Consent of Arthur Andersen LLP                                27

              (27.0)    Financial Data Schedule                                       28


      (b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed by the Company during the fourth quarter of its fiscal year ended September 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RESEARCH, INCORPORATED



                                            By /s/ Claude C. Johnson
                                               Claude C. Johnson *,
                                               President, CEO, CFO, and Director


Date:  December 12, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                        Title             Date

/s/ A. E. Abramson               Director          December 12, 1995
Andrew E. Abramson

/s/ J. R. Anderson               Director          December 12, 1995
James R. Anderson

/s/ K. G. Anderson               Director          December 12, 1995
Kenneth G. Anderson

/s/ G. E. Magnuson               Director          December 12, 1995
Gerald E. Magnuson

/s/ C. G. Schiefelbein           Director          December 12, 1995
Charles G. Schiefelbein


* Principal executive officer and financial officer



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Research, Incorporated:

We have audited the accompanying consolidated balance sheets of RESEARCH, INCORPORATED (a Minnesota corporation) and subsidiary as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research, Incorporated and subsidiary as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed as a part of Item 14 in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
October 27, 1995



CONSOLIDATED BALANCE SHEETS

                                                         As of September 30
ASSETS                                                  1995             1994

CURRENT ASSETS:
 Cash and cash equivalents                          $  1,307,564    $    614,351
 Short-term investments                                     --           701,679
 Accounts receivable, net of reserves of $150,000      4,147,907       3,997,416
 Inventories                                           2,722,446       2,597,232
 Prepayments, primarily deferred income taxes            415,109         311,010

     Total current assets                              8,593,026       8,221,688

PROPERTY AND EQUIPMENT, at cost:
 Land and land improvements                              212,852         212,852
 Building                                              1,972,234       1,698,970
 Machinery and equipment                               3,841,923       4,074,488
 Less accumulated depreciation                        (4,151,031)     (4,291,629)

     Net property and equipment                        1,875,978       1,694,681

OTHER ASSETS                                             124,068         163,507

     Total assets                                   $ 10,593,072    $ 10,079,876


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                   $  1,417,719    $  1,450,188
 Accrued liabilities:
  Salaries and benefits                                  505,436         586,466
  Profit sharing contribution                            268,000         188,000
  Warranty reserve                                       150,000         150,000
  Real estate taxes                                      215,000         215,000
  Other                                                  215,073         268,782
 Federal and state income taxes                          627,055         459,608

     Total current liabilities                         3,398,283       3,318,044

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000
  shares authorized, 1,139,618 and
  1,125,118 shares issued and outstanding
  at September 30, 1995, and 1994, respectively          569,809         562,559
 Additional paid-in capital                              197,315         145,440
 Foreign currency translation                              8,953          13,656
 Retained earnings                                     6,418,712       6,040,177

     Total stockholders' equity                        7,194,789       6,761,832

     Total liabilities and stockholders' equity     $ 10,593,072    $ 10,079,876


The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.


CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended September 30                1995         1994         1993

Net Sales                                   $20,922,505  $18,163,119  $15,613,210
Cost of Sales                                11,904,004   10,216,097    8,623,900

  Gross profit                                9,018,501    7,947,022    6,989,310

Expenses:
  Selling                                     5,674,288    5,312,486    4,548,648
  Research and development                    1,681,779    1,309,146    1,239,998
  General and administrative                    759,385      663,872      667,450

     Total expenses                           8,115,452    7,285,504    6,456,096

Income From Operations                          903,049      661,518      533,214
Interest Income                                  49,060       63,741       86,755

Income Before Income Tax Provision              952,109      725,259      619,969
Income Tax Provision                            325,000      228,000      217,000

Net Income                                  $   627,109  $   497,259  $   402,969

Net Income Per Common Share                 $       .56  $       .44  $       .36

Weighted Average Common Shares Outstanding    1,128,848    1,125,118    1,124,743


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Additional   Foreign
                            Common Stock        Paid-In    Currency     Retained
                         Shares      Amount     Capital  Translation    Earnings        Total

Balances,
  September 30, 1992    1,124,118   $562,059   $141,939   $     --    $ 5,634,955    $ 6,338,953
    Options exercised       1,000        500      3,501         --             --          4,001
    Net income                 --         --         --         --        402,969        402,969
    Dividends                  --         --         --         --       (247,475)      (247,475)

Balances,
  September 30, 1993    1,125,118    562,559    145,440         --      5,790,449      6,498,448
    Foreign currency
      translation              --         --         --     13,656             --         13,656
    Net income                 --         --         --         --        497,259        497,259
    Dividends                  --         --         --         --       (247,531)      (247,531)

Balances,
  September 30, 1994    1,125,118    562,559    145,440     13,656      6,040,177      6,761,832
    Options exercised      14,500      7,250     51,875         --             --         59,125
    Foreign currency
      translation              --         --         --     (4,703)            --         (4,703)
    Net income                 --         --         --         --        627,109        627,109
    Dividends                  --         --         --         --       (248,574)      (248,574)

Balances,
  September 30, 1995    1,139,618   $569,809   $197,315   $  8,953    $ 6,418,712    $ 7,194,789


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended September 30                                1995           1994           1993

Operating Activities:
  Net income                                               $   627,109    $   497,259    $   402,969
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                            433,376        386,761        347,779
      Deferred income taxes                                    (12,196)        57,732        (47,630)
      Changes in current operating elements:
        Accounts receivable, net                              (150,491)    (1,734,319)    (1,019,245)
        Inventories                                           (125,214)      (936,955)       (57,777)
        Prepayments, primarily deferred income taxes          (104,099)       (37,759)        32,736
        Accounts payable and accrued liabilities               (87,208)       613,115        452,563
        Federal and state income taxes                         179,643         23,154         46,002

    Net cash provided by (used in) operating activities        760,920     (1,131,012)       157,397

Investing Activities:
  Purchases of short-term investments                               --       (700,000)    (1,839,225)
  Maturities of short-term investments                         701,679      2,079,065        258,962
  Property and equipment additions, net                       (569,908)      (477,379)      (578,028)
  Discontinued operation                                            --             --        369,741
  Purchase of net assets of business acquired                       --       (165,000)            --
  Other                                                         (5,326)       (32,938)            --

    Net cash provided by (used in) investing activities        126,445        703,748     (1,788,550)

Financing Activities:
  Cash dividends paid                                         (248,574)      (247,531)      (247,475)
  Issuance of common stock                                      59,125           --            4,001

    Net cash used in financing activities                     (189,449)      (247,531)      (243,474)

Foreign Currency Translation                                    (4,703)        13,656             --

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents         693,213       (661,139)    (1,874,627)
  Beginning of year                                            614,351      1,275,490      3,150,117

  End of year                                              $ 1,307,564    $   614,351    $ 1,275,490


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Research, Incorporated and its wholly owned subsidiary (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the Company's subsidiary are translated into U.S. dollars using current exchange rates at the end of the period. Statements of operations items are translated at average exchange rates prevailing during the period.

CASH & CASH EQUIVALENTS - Cash equivalents represent money market investments that have an original maturity of three months or less. Cash and cash equivalents are recorded at cost, which approximates fair value.

ACCOUNTS RECEIVABLE - Accounts receivable consisted of the following components as of September 30:

                                           1995                        1994

Trade receivable, net                    $3,449,375                 $3,466,971
Costs in excess of billings
   on percentage-of-completion
   contracts                                698,532                    530,445

Total                                    $4,147,907                 $3,997,416


INVENTORIES - Inventories are stated at the lower of first-in, first-out, cost or market and include direct labor costs, materials and overhead. Inventories consisted of the following components as of September 30:

                                            1995                       1994

Manufactured subassemblies
   and purchased parts                   $2,104,382                 $1,881,080
Work in process                             618,064                    716,152

Total                                    $2,722,446                 $2,597,232


DEPRECIATION - Depreciation of property and equipment is computed principally using accelerated methods for both financial and income tax reporting purposes. Depreciation is charged to operations over the estimated useful lives of the property and equipment as follows:

                                                                       Years

Land improvements                                                         20
Building                                                                  33
Machinery and equipment                                              5 to 10


REVENUE RECOGNITION - Sales and related cost of sales are recorded at the time of shipment, except for system contracts which are recognized on a percentage-of-completion basis. Revenues on such contracts are recognized as the work progresses based on the estimated gross profit for each contract.

SIGNIFICANT CUSTOMER - The Company has one customer which accounted for 13% of net sales during 1995.

WARRANTIES - The Company's products are generally under warranty against defects in material and workmanship for a one-year period. Estimated warranty costs are accrued in the same period as products are shipped.

INCOME TAXES - Deferred income tax assets or liabilities are recognized for the differences between financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws.

NET INCOME PER COMMON SHARE - Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Shares reserved for employee stock options are not considered because the shares are not material to the weighted average common shares outstanding.

RECLASSIFICATIONS - Certain reclassifications have been made in the 1994 and 1993 financial statements to conform with the 1995 presentation. These reclassifications had no effect on net income or total stockholders' equity as previously reported.

2

LINE OF CREDIT: For 1995, the Company had a $3,000,000 unsecured bank line of credit which carried an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. Subsequent to September 30, 1995, the line of credit has been renewed with similar terms. During 1995, 1994 and 1993, the Company had no borrowings against the line of credit.

INCOME TAXES: The income tax provision consisted of the following:

                                    1995             1994              1993

Current federal                   $315,000         $163,000          $122,000
Current state                       27,000           15,000            12,000
Foreign                              3,000           (4,000)               --

   Total                           345,000          174,000           134,000
Deferred income taxes              (20,000)          54,000            83,000

Income tax provision              $325,000         $228,000          $217,000


A reconciliation of the statutory federal rate to the effective tax rate is as follows:

                                     1995              1994             1993

Statutory federal rate                34%               34%              34%
State taxes, net of
  federal income tax
  provision                            2                 1                2
Other, net                            (2)               (4)              (1)

Effective tax rate                    34%               31%              35%


Income taxes paid
   (received), net              $212,000          $143,000         $(8,000)



The Company has recorded the following net current and noncurrent deferred taxes:

As of September 30                         1995             1994

Current deferred taxes:
   Gross assets                          $203,000         $279,000
   Gross liabilities                      (10,000)         (13,000)

      Total current deferred taxes        193,000          266,000

Noncurrent deferred taxes:
   Gross assets                           115,000           65,000
   Gross liabilities                      (79,000)        (114,000)

      Total noncurrent
        deferred taxes                     36,000          (49,000)

Net deferred taxes                       $229,000         $217,000



The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

As of September 30                           1995             1994

Depreciation and amortization            $(86,000)        $(73,000)
Tax refunds                                85,000           85,000
Inventory reserves                         66,000           58,000
Accounts receivable reserves               51,000           51,000
Accruals and other, net                   113,000           96,000

Net deferred taxes                       $229,000         $217,000

The Company did not record any valuation allowance against deferred tax assets at September 30, 1995 or 1994.

STOCKHOLDERS' EQUITY: A total of 210,000 shares of common stock were reserved for issuance to directors, officers and key employees on the exercise of options granted pursuant to the 1991 Stock Option Plan. With the adoption of the 1991 Stock Option Plan, all options available for grant under the 1981 Stock Option Plan were canceled. Information concerning the 1981 and 1991 Stock Option Plans for 1995, 1994 and 1993 is as follows:

                                      1995             1994              1993

Outstanding, beginning of year       119,500          135,000           100,000
Exercised (ranging from
   $3.50 to $5.00)                   (14,500)               -            (1,000)
Granted (ranging from
   $4.75 to $6.25)                    23,500            8,500            41,500
Canceled or expired
   (ranging from $3.50 to $8.75)     (16,000)         (24,000)           (5,500)

Outstanding, end of year             112,500          119,500           135,000

Exercisable, end of year              57,250           53,125            47,375
Available for grant, end of year      99,000          113,500            20,000


The options under the above plans expire five years after the date of grant and are exercisable at a rate of 25% per year on a cumulative basis, beginning one year after the date of grant. At the end of fiscal 1995, the outstanding options under the above plans had exercise prices ranging from $3.50 to $6.25.


PROFIT SHARING PLAN: The Company has a profit sharing retirement plan which provides deferred compensation benefits for eligible employees. The annual contribution to the plan is discretionary and is determined in accordance with policies established by the Board of Directors. The Board of Directors authorized contributions of $268,000, $188,000 and $105,000 for 1995, 1994 and 1993, respectively.

FOREIGN SALES: Export sales to customers in various foreign countries totaled $6,762,000, $4,673,000, and $3,881,000 in 1995, 1994 and 1993, respectively.

ACQUISITION: In February 1994, the Company acquired the net assets of Unifab Electronics, a manufacturer of the Quantum product line in the United Kingdom, for $165,000. This transaction was accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition. In a related event, the Company established a subsidiary in the United Kingdom, Research Incorporation Limited.

DISCONTINUED OPERATION: On August 2, 1990, the Board of Directors approved a plan to discontinue the Company's Teleray operation. The Company disposed of this operation during 1993.

NEW ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board (FASB) has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The Company believes the effect of adoption of the new standard will not be material to the Company's consolidated financial position or results of operations.

In addition, the FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123) which is effective for fiscal years beginning after December 15, 1995. Statement No. 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. The Company believes the effect of the adoption of the new standard will have no impact on the Company's consolidated results of operations or financial position because the Company intends to continue to measure compensation costs under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and present pro forma disclosures of net income and net income per share as if the fair value based method of accounting had been applied.


QUARTERLY FINANCIAL DATA (UNAUDITED):                               Summarized quarterly financial data for 1995
                                                                              and 1994 is as follows.


1995 Quarterly Results
                                                             1st            2nd           3rd            4th            1995
(In thousands, except net income per share)                Quarter        Quarter       Quarter        Quarter         Total

Consolidated Operations:
  Net sales                                               $   4,993      $   4,584     $   5,380      $   5,966      $  20,923
  Gross profit                                                2,289          2,007         2,404          2,319          9,019
  Income before income taxes                                    214             38           348            352            952
Net Income                                                $     132      $      24     $     233      $     238      $     627
Earnings per Share:
  Weighted average common shares outstanding                  1,126          1,126         1,129          1,136          1,129

  Net Income per Share                                    $     .12      $     .02     $     .21      $     .21      $     .56


1994 Quarterly Results
                                                             1st            2nd           3rd             4th           1994
(In thousands, except net income per share)                Quarter        Quarter       Quarter         Quarter        Total

Consolidated Operations:
  Net sales                                               $   3,889      $   3,899     $   4,602      $   5,773      $  18,163
  Gross profit                                                1,751          1,776         1,999          2,421          7,947
  Income before income taxes                                     93             75           195            362            725
Net Income                                                $      58      $      44     $     133      $     262      $     497
Earnings per Share:
  Weighted average common shares outstanding                  1,125          1,125         1,125          1,125          1,125

  Net Income per Share                                    $     .05      $     .04     $     .12      $     .23      $     .44



                             RESEARCH, INCORPORATED
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                             Balance,                                         Balance,
                                            Beginning                                         End of
                                            of Period       Additions       Deductions        Period

Allowance for doubtful accounts (1):

     Year ended September 30, 1993        $   145,000      $     8,182     $    (3,182)    $    150,000

     Year ended September 30, 1994            150,000              172            (172)         150,000

     Year ended September 30, 1995            150,000           10,305         (10,305)         150,000



Reserve for product warranties:

    Year ended September 30, 1993         $   148,000      $   184,747     $  (182,747)     $   150,000

    Year ended September 30, 1994             150,000          261,663        (261,663)         150,000

    Year ended September 30, 1995             150,000          401,547        (401,547)         150,000



Reserve for inventory obsolescence:

    Year ended September 30, 1993         $   130,000      $   332,000     $  (135,000)     $   327,000

    Year ended September 30, 1994             327,000           90,000        (247,156)         169,844

    Year ended September 30, 1995             169,844          146,737        (122,386)         194,195



(1) Deductions represent amounts determined to be uncollectible and charged against the reserve net of collections on accounts previously written off.