Form 10-Q
period 1995-12-31
RESEARCH INC
filed 1996-02-12
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
 _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1995 or

 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387

                             RESEARCH, INCORPORATED
             (Exact name of registrant as specified in its charter)


              Minnesota                               41-0908058
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification Number)


   P.O. Box 24064, Minneapolis,Minnesota                 55424
  (Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code (612) 941-3300


Former name, former address, and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 5, 1996, 1,155,368 common shares were outstanding.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             RESEARCH, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                     December 31
                                                  1995         1994
                                               ----------   ----------

Net Sales                                      $4,380,549   $4,992,587
Cost of Sales                                   2,576,432    2,703,844
                                               ----------   ----------

  Gross profit                                  1,804,117    2,288,743
                                               ----------   ----------

Expenses:
  Selling                                       1,178,905    1,483,047
  Research and development                        391,073      401,053
  General and administrative                      186,922      190,733
                                               ----------   ----------

  Total expenses                                1,756,900    2,074,833
                                               ----------   ----------

Income before Taxes                                47,217      213,910
Provision for Income Taxes                         19,918       82,269
                                               ----------   ----------

Net Income                                     $   27,299   $  131,641
                                               ==========   ==========


Earnings Per Share (Note 1)                    $     0.02   $     0.12
                                               ----------   ----------


Weighted Average Shares Outstanding (Note 1)    1,199,491    1,125,718

Dividends Paid per Share                       $    0.055   $    0.055
                                               ----------   ----------

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.



                          RESEARCH, INCORPORATED
                        Consolidated Balance Sheets

                                                     (Unaudited)
                                                     December 31     September 30
Assets                                                    1995            1995
                                                     ------------    ------------
Current Assets:
  Cash and cash equivalents                          $  1,126,466    $  1,307,564
  Accounts receivable, net of reserves of $150,000      2,557,589       4,147,907
  Inventories                                           3,322,643       2,722,446
  Other current assets                                    522,570         415,109
                                                     ------------    ------------

     Total current assets                               7,529,268       8,593,026
                                                     ------------    ------------

Property and Equipment
  Land and land improvements                              212,852         212,852
  Building                                              1,972,234       1,972,234
  Machinery and equipment                               4,078,553       3,841,923
  Less-accumulated depreciation                        (4,248,985)     (4,151,031)
                                                     ------------    ------------

    Net property and equipment                          2,014,654       1,875,978
                                                     ------------    ------------

Other Assets                                              111,963         124,068
                                                     ------------    ------------

     Total assets                                    $  9,655,885    $ 10,593,072
                                                     ============    ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                   $  1,273,374    $  1,417,719
  Accrued liabilities -
    Salaries and benefits                                 175,654         505,436
    Profit sharing contribution                            37,303         268,000
    Warranty reserve                                      150,000         150,000
    Real estate taxes                                     177,287         215,000
    Other                                                 190,312         215,073
  Federal and state income taxes                          449,310         627,055
                                                     ------------    ------------

    Total current liabilities                           2,453,240       3,398,283
                                                     ------------    ------------

Stockholders' Equity
  Common stock, $.50 par value, 5,000,000 shares
    authorized, 1,152,368 and
    1,139,618 shares issued and outstanding at
    December 31 and September 30, 1995                    576,184         569,809
  Additional paid-in capital                              243,439         197,315
  Foreign currency translation                                365           8,953
  Retained earnings                                     6,382,657       6,418,712
                                                     ------------    ------------

    Total stockholders' equity                          7,202,645       7,194,789
                                                     ------------    ------------

    Total liabilities and stockholders' equity       $  9,655,885    $ 10,593,072
                                                     ============    ============



The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.



                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

For the three months ended December 31,                 1995           1994
                                                    -----------    -----------

Operating Activities:
  Net income                                        $    27,299    $   131,641
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       105,822        111,826
    Changes in current operating items:
      Accounts receivable                             1,590,318      1,015,032
      Inventories                                      (600,197)      (323,224)
      Other current assets                             (107,461)       (75,541)
      Accounts payable and accrued liabilities         (767,298)      (713,808)
      Federal and state income taxes                   (177,745)        10,769
                                                    -----------    -----------

    Net cash provided by operating activities            70,738        156,695
                                                    -----------    -----------

Investment Activities:
  Maturity of marketable securities                        --          500,000
  Property and equipment additions, net                (236,630)      (183,999)
  Other                                                  (4,351)          (319)
                                                    -----------    -----------

    Net cash provided by (used in)
      investing activities                             (240,981)       315,682
                                                    -----------    -----------

Financing Activities:
  Cash dividends paid                                   (63,354)       (61,937)
  Issuance of common stock                               52,499          3,500
                                                    -----------    -----------

    Net cash used in financing activities               (10,855)       (58,437)
                                                    -----------    -----------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and
    cash equivalents                                   (181,098)       413,940
  Cash and cash equivalents at beginning
    of year                                           1,307,564        614,351
                                                    -----------    -----------

     Cash and cash equivalents at end
       of period                                    $ 1,126,466    $ 1,028,291
                                                    ===========    ===========

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


                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of December 31, 1995, the consolidated statements of operations and cash flows for the three months ended December 31, 1995 and December 31, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1995 Form 10-K. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the full fiscal year.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                               December 31  September 30
                                   1995         1995
                                ----------  -----------
          Raw materials and
           purchased parts      $2,394,416   $2,104,382
          Work in process and
           finished goods          928,227      618,064
                                ----------   ----------
            Total               $3,322,643   $2,722,446
                                ==========   ==========



Earnings per Share -

Earnings per share are based on the weighted average number of common and common equivalent shares (where dilutive) outstanding. The number of common shares outstanding increased by 12,750 shares during the first quarter of fiscal 1996 due to the exercise of employee stock options.

2.  Line of Credit:

The Company has a $3,000,000 unsecured bank line of credit which carries an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. The Company had no borrowing against the line of credit during the current quarter ended December 31, 1995.

3.  Stockholders' Equity:

Employee Stock Options -

During fiscal 1992, the Company adopted the 1991 Stock Plan (1991 Plan). The 1991 Plan has 210,000 shares of the Company's common stock reserved for issuance pursuant to the exercise of options. Options for 124,250 shares under the 1991 Plan were outstanding at December 31, 1995 at prices ranging from $3.50 to $7.75 per share.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

The Company's working capital was $5,076,028 at December 31, 1995, relatively unchanged from $5,194,743 at September 30, 1995. The current ratio at December 31, 1995 was 3.1 to 1 compared to 2.5 to 1 at September 30, 1995.

At a meeting of the Board of Directors of Research, Incorporated on January 18, 1996, the directors declared a regular quarterly dividend of 7 cents per share, payable April 1, 1996 to shareholders of record March 1, 1996. This represents a 1 1/2 cents per share increase.

The Company has an unsecured bank line of credit for $3,000,000. There were no borrowings against the line of credit during the three months ended December 31, 1995. The Company has no long-term debt.

Operations

Sales for the first three months of fiscal 1996 (the quarter ended December 31, 1995) amounted to $4,380,549. This was 12.3% lower than sales of $4,992,587 reported for the same period of the preceding year. The lower sales volume for the first quarter of fiscal 1996 was primarily due to customer delays.

Gross profit on sales for the quarter ended December 31, 1995 was 41.2% compared to 45.8% for the first quarter last year. The decrease in gross profit percentage for the first quarter of fiscal 1996 was primarily due to reduced volume, product mix and the impact of new product introductions. Selling expenses decreased to $1,178,905 (26.9% of sales) in the current quarter compared to $1,483,047 (29.7% of sales) in the first quarter of fiscal 1995 due to expense control and the impact of the action taken in March 1995 to reduce operating expenses in the Controls Division.

Expenditures for research and development decreased slightly to $391,073 (8.9% of sales) in the current quarter compared to $401,053 (8.0% of sales) for the same quarter a year ago.

General and administrative expenses remained relatively unchanged at $186,922 (4.3% of sales) in the first quarter of fiscal 1996 compared to $190,733 (3.8% of sales) for the same quarter a year ago. The percentage increase in research and development and general and administrative expenses is a result of the reduced volume of sales.

As a result of the above, there was a net profit before income taxes of $47,217 for the first quarter of fiscal 1996 as compared to $213,910 for the same quarter last year.



                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                [27] Financial Data Schedule

           (b)  Reports on Form 8-K
                None filed during the quarter


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RESEARCH, INCORPORATED
                                   (Registrant)




Date                         By /s/ Claude C. Johnson
                                    Claude C. Johnson
                                    President,
                                    Chief Executive Officer,
                                    Chief Financial Officer