Form 10-Q
period 1996-03-31
RESEARCH INC
filed 1996-05-15
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes __X__   No _____

As of May 8, 1996, 1,160,993 common shares were outstanding.


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                             RESEARCH, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended        Six Months Ended
                                              March 31                 March 31
                                      ----------   ----------   ----------   ----------
                                         1996         1995         1996         1995
                                      ----------   ----------   ----------   ----------
Net Sales                             $5,257,644   $4,583,615   $9,638,193   $9,576,202
Cost of Sales                          3,128,482    2,576,245    5,704,914    5,280,089
                                      ----------   ----------   ----------   ----------

  Gross profit                         2,129,162    2,007,370    3,933,279    4,296,113
                                      ----------   ----------   ----------   ----------

Expenses:
  Selling                              1,431,390    1,389,342    2,610,295    2,872,389
  Research and development               458,975      416,663      850,048      817,716
  General and administrative             182,063      163,221      368,985      353,954
                                      ----------   ----------   ----------   ----------

  Total expenses                       2,072,428    1,969,226    3,829,328    4,044,059
                                      ----------   ----------   ----------   ----------

Income before Taxes                       56,734       38,144      103,951      252,054
Provision for Income Taxes                18,367       13,713       38,285       95,982
                                      ----------   ----------   ----------   ----------

Net Income                            $   38,367   $   24,431   $   65,666   $  156,072
                                      ==========   ==========   ==========   ==========


Earnings Per Share                    $     0.03   $     0.02   $     0.06   $     0.14
                                      ----------   ----------   ----------   ----------


Weighted Average Shares Outstanding    1,197,261    1,126,151    1,184,018    1,125,818

Dividends Paid Per Share              $     0.07   $    0.055   $    0.125   $     0.11
                                      ----------   ----------   ----------   ----------



Theaccompanying notes to the consolidated financial statements are an integral part of these consolidated statements.


                             RESEARCH, INCORPORATED
                           Consolidated Balance Sheets

                                                       (Unaudited)
                                                          March 31    September 30
Assets                                                     1996            1995
                                                      ------------    ------------
Current Assets:
  Cash and cash equivalents                           $    341,394    $  1,307,564
  Accounts receivable, net of reserves of $150,000       2,995,952       4,147,907
  Inventories                                            3,738,531       2,722,446
  Other current assets                                     451,337         415,109
                                                      ------------    ------------

     Total current assets                                7,527,214       8,593,026
                                                      ------------    ------------

Property and Equipment
  Land and land improvements                               212,852         212,852
  Building                                               1,988,895       1,972,234
  Machinery and equipment                                4,073,289       3,841,923
  Less-accumulated depreciation                         (4,252,571)     (4,151,031)
                                                      ------------    ------------

    Net property and equipment                           2,022,465       1,875,978
                                                      ------------    ------------

Other Assets                                               101,122         124,068
                                                      ------------    ------------

     Total assets                                     $  9,650,801    $ 10,593,072
                                                      ============    ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                    $  1,208,144    $  1,417,719
  Accrued liabilities -
    Salaries and benefits                                  321,704         505,436
    Profit sharing contribution                             78,186         268,000
    Warranty reserve                                       150,000         150,000
    Real estate taxes                                      221,387         215,000
    Other                                                  162,995         215,073
  Federal and state income taxes                           308,338         627,055
                                                      ------------    ------------

    Total current liabilities                            2,450,754       3,398,283
                                                      ------------    ------------

Stockholders' Equity
  Common stock, $.50 par value, 5,000,000 shares
    authorized, 1,159,868 and 1,139,618
    shares issued and outstanding at
    March 31, 1996 and September 30, 1995                  579,934         569,809
  Additional paid-in capital                               269,314         197,315
  Foreign currency translation                              10,860           8,953
  Retained earnings                                      6,339,939       6,418,712
                                                      ------------    ------------

    Total stockholders' equity                           7,200,047       7,194,789
                                                      ------------    ------------

    Total liabilities and stockholders' equity        $  9,650,801    $ 10,593,072
                                                      ============    ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.


                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six months ended March 31,
                                                                                  --------------------------
                                                                                      1996           1995
                                                                                  -----------    -----------
Operating Activities:
      Net income                                                                  $    65,666    $   156,072
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                              222,563        229,101
           Changes in current operating items:
               Accounts receivable                                                  1,151,955      1,612,063
               Inventories                                                         (1,016,085)      (348,948)
               Other current assets                                                   (36,228)       (68,068)
               Accounts payable and accrued liabilities                              (628,812)      (884,637)
               Federal and state income taxes                                        (318,717)       (45,569)
                                                                                  -----------    -----------

           Net cash provided by (used in) operating activities                       (559,658)       650,014
                                                                                  -----------    -----------

Investing Activities:
      Maturity of marketable securities                                                  --          701,679
      Property and equipment additions, net                                          (352,910)      (357,140)
      Other                                                                             8,713         (1,679)
                                                                                  -----------    -----------

           Net cash provided by (used in) investing activities                       (344,197)       342,860
                                                                                  -----------    -----------

Financing Activities:
      Cash dividends paid                                                            (144,439)      (123,874)
      Issuance of common stock                                                         82,124          7,000
                                                                                  -----------    -----------

           Net cash used in financing activities                                      (62,315)      (116,874)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                 (966,170)       876,000
Cash and cash equivalents, at beginning of year                                     1,307,564        614,351
                                                                                  -----------    -----------

           Cash and cash equivalents, at end of period                            $   341,394    $ 1,490,351
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




                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of March 31, 1996, the consolidated statements of operations for the three and six month periods ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the six months ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1995 Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full fiscal year.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                      March 31          September 30
                                       1996                 1995
                                    -----------          -----------
         Raw materials and
          purchased parts           $ 2,569,576          $ 2,104,382
         Work in process and
          finished goods              1,168,955              618,064
                                    -----------          -----------
           Total                    $ 3,738,531          $ 2,722,446
                                    ===========          ===========


Earnings per Share -

Earnings per share are based on the weighted average number of common and, where dilutive, common equivalent shares outstanding. The number of common shares outstanding increased by 7,500 shares during the second quarter of fiscal 1996 due to the exercise of employee stock options.

2.  Line of Credit:

The Company has a $3,000,000 unsecured bank line of credit which carries an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. The Company had no borrowing against the line of credit during the six months ended March 31, 1996.

3.  Stockholders' Equity:

Employee Stock Options -

During fiscal 1992, the Company adopted the 1991 Stock Plan (1991 Plan). The 1991 Plan has 210,000 shares of the Company's common stock reserved for issuance pursuant to the exercise of options. Options for 115,875 shares under the 1991 Plan were outstanding at March 31, 1996 at prices ranging from $3.50 to $7.75 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

The Company's working capital was $5,076,460 at March 31, 1996, relatively unchanged from $5,194,743 at September 30, 1995. The current ratio at March 31, 1996 was 3.1 to 1 compared to 2.5 to 1 at September 30, 1995.

The Company has an unsecured bank line of credit for $3,000,000. There were no borrowings against the line of credit during the six months ended March 31, 1996. The Company has no long-term debt.


Operations

Sales for the second quarter of fiscal 1996 (the quarter ended March 31, 1996) were $5,257,644. This was 14.7% higher than sales of $4,583,615 reported for the same period of the preceding year. Sales for the first six months of fiscal 1996 were $9,638,193 compared to $9,576,202 for the first half of last year.

Gross profit on sales for the quarter ended March 31, 1996 was 40.5% compared to 44.9% for the same quarter last year and 40.8% compared to 44.9% for the six month period ended March 31, 1996 and 1995, respectively. The decrease in gross profit percentage for fiscal 1996 was primarily due to product mix and the impact of new product introduction costs.

Selling expenses were 27.2% and 30.3% of sales in the quarters ended March 31, 1996 and 1995, respectively and 27.1% and 30.0% of sales for the six months ended March 31, 1996 and 1995, respectively. The reduction in selling expenses is the result of the Company's efforts in March of 1995 to reduce it's annual operating expenses in our Controls Division.

Expenditures for research and development decreased to 8.7% of sales for the quarter ended March 31, 1996 from 9.1% of sales for the quarter ended March 31 1995. Research and development expenses were 8.8% and 8.5% of sales for the six month periods ended March 31, 1996 and 1995 respectively.

General and administrative expenses were 3.5% and 3.6% of sales for the quarters ended March 31, 1996 and 1995, respectively and 3.8% and 3.7% of sales for the six months ended March 31, 1996 and 1995, respectively.

As a result of the above, there was a consolidated net profit before income taxes of $56,734 for the second quarter of fiscal 1996 as compared to $38,144 for the same quarter last year. The net profit for the first six months of fiscal 1996 was $103,951 as compared to $252,054 for the same period last year.


Other Events

In April, the Company took steps which it expects will reduce it's annual operating expenses by $700,000 and which should favorably impact the second half of 1996. This will bring expenses in line with our expected sales volume and improve our earnings level for the second half over the results of the first six months of 1996.

The Company announced that effective March 15th, it received ISO 9001 certification at it's Eden Prairie site.


                           Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders.

              (a) The Annual Meeting of the shareholders of Research, Incorporated was held on January 18, 1996. There were 1,151,868 shares of common stock entitled to vote at the meeting and a total of 1,031,010 shares were represented at the meeting.

              (b) Six directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                                       For            Against
                     Andrew E. Abramson              1,027,716         3,294
                     James R. Anderson               1,021,116         9,894
                     Kenneth G. Anderson             1,028,016         2,994
                     Claude C. Johnson               1,028,016         2,994
                     Gerald E. Magnuson              1,013,116        17,894
                     Charles G. Schiefelbein         1,025,219         5,791

              (c) A proposal was made to ratify and approve the appointment of Arthur Andersen as the Company's independent auditors for 1996. Shares were voted as follows:

                        For                           Against          Abstain
                     ----------------                 -------          -------
                        1,022,039                      2,570             6,401


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


                                         RESEARCH, INCORPORATED
                                         (Registrant)




Date                                     /s/ Claude C. Johnson
                                         Claude C. Johnson
                                         President,
                                         Chief Executive Officer,
                                         Chief Financial Officer