Form 10-Q
period 1996-06-30
RESEARCH INC
filed 1996-08-13
CIK 216983

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934

For the quarterly period ended June 30, 1996 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387

                             RESEARCH, INCORPORATED
             (Exact name of registrant as specified in its charter)


              Minnesota                           41-0908058
 (State or other jurisdiction of              (IRS Employer
  incorporation or organization)           Identification Number)


   P.O. Box 24064, Minneapolis, Minnesota                  55424
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

As of August 9, 1996, 1,161,243 common shares were outstanding.


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                             RESEARCH, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended       Nine Months Ended
                                                June 30                 June 30
                                       -----------------------  ------------------------
                                          1996       1995          1996       1995
                                       ----------  ----------  -----------  --------
Net Sales                             $5,792,896   $5,379,813  $15,431,089  $14,956,015
Cost of Sales                          3,499,273    2,976,264    9,204,187    8,256,353
                                      ----------   ----------  -----------  -----------
  Gross profit                         2,293,623    2,403,549    6,226,902    6,699,662
                                      ----------   ----------  -----------  -----------

Expenses:
  Selling                              1,530,553    1,434,181    4,140,848    4,306,570
  Research and development               396,654      443,862    1,246,702    1,261,578
  General and administrative             165,143      177,829      534,128      531,783
                                      ----------   ----------  -----------  -----------

  Total expenses                       2,092,350    2,055,872    5,921,678    6,099,931
                                      ----------   ----------  -----------  -----------

Income before Taxes                      201,273      347,677      305,224      599,731
Provision for Income Taxes                80,246      114,557      118,531      210,539
                                      ----------   ----------  -----------  -----------

Net Income                            $  121,027   $  233,120  $   186,693  $   389,192
                                      ==========   ==========  ===========  ===========


Earnings Per Share                    $     0.10   $     0.21  $      0.16  $      0.35
                                      ----------   ----------  -----------  -----------


Weighted Average Shares Outstanding    1,196,936    1,128,674    1,198,934    1,126,675

Dividends Paid Per Share              $     0.07   $    0.055   $    0.195   $    0.165
                                      ----------   ----------   ----------  -----------


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                             RESEARCH, INCORPORATED
                           Consolidated Balance Sheets

                                                  (Unaudited)
                                                    June 30        September 30
Assets                                                1996             1995
                                                  ------------     ------------
Current Assets:
  Cash and cash equivalents                       $    579,985     $  1,307,564
  Accounts receivable, net                           3,275,804        4,147,907
  Inventories                                        3,453,211        2,722,446
  Other current assets                                 480,479          415,109
                                                  ------------     ------------

     Total current assets                            7,789,479        8,593,026
                                                  ------------     ------------

Property and Equipment:
  Land and land improvements                           212,852          212,852
  Building                                           2,036,206        1,972,234
  Machinery and equipment                            4,082,422        3,841,923
  Less-accumulated depreciation                     (4,195,301)      (4,151,031)
                                                  ------------     ------------

    Net property and equipment                       2,136,179        1,875,978
                                                  ------------     ------------

Other Assets                                            93,045          124,068
                                                  ------------     ------------

     Total assets                                 $ 10,018,703     $ 10,593,072
                                                  ============     ============

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                $  1,557,891     $  1,417,719
  Accrued liabilities -
    Salaries and benefits                              183,677          505,436
    Profit sharing contribution                        135,000          268,000
    Warranty reserve                                   150,000          150,000
    Real estate taxes                                  183,548          215,000
    Other                                              171,553          215,073
  Federal and state income taxes                       388,240          627,055
                                                  ------------     ------------

    Total current liabilities                        2,769,909        3,398,283
                                                  ------------     ------------

Stockholders' Equity:
  Common stock, $.50 par value, 5,000,000
    shares authorized, 1,161,243 and 1,139,618
    shares issued and outstanding at
    June 30, 1996 and September 30, 1995               580,622          569,809
  Additional paid-in capital                           275,470          197,315
  Foreign currency translation                          13,006            8,953
  Retained earnings                                  6,379,696        6,418,712
                                                  ------------     ------------

    Total stockholders' equity                       7,248,794        7,194,789
                                                  ------------     ------------

    Total liabilities and stockholders' equity    $ 10,018,703     $ 10,593,072
                                                  ============     ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.




                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended June 30,
                                                             --------------------------
                                                                 1996         1995
                                                             -----------    ---------
Operating Activities:
     Net income                                                $   186,693     $   389,192
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                              345,471         325,838
        Changes in current operating items:
            Accounts receivable                                    872,103         293,787
            Inventories                                           (730,765)       (316,807)
            Other current assets                                   (65,370)        (57,089)
            Accounts payable and accrued liabilities              (389,559)       (468,690)
            Federal and state income taxes                        (238,815)         27,225
                                                               -----------     -----------

        Net cash provided by (used in) operating activities        (20,242)        193,456
                                                               -----------     -----------

Investing Activities:
     Maturity of marketable securities                                --           701,679
     Property and equipment additions, net                        (578,630)       (531,437)
     Other                                                           8,034          (2,933)
                                                               -----------     -----------

        Net cash provided by (used in) investing activities       (570,596)        167,309
                                                               -----------     -----------

Financing Activities:
     Cash dividends paid                                          (225,709)       (185,757)
     Issuance of common stock                                       88,968          16,500
                                                               -----------     -----------

        Net cash used in financing activities                     (136,741)       (169,257)
                                                               -----------     -----------

Net increase (decrease) in cash and cash equivalents              (727,579)        191,508
Cash and cash equivalents, at beginning of year                  1,307,564         614,351
                                                               -----------     -----------

        Cash and cash equivalents, at end of period            $   579,985     $   805,859
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



                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three and nine month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended June 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1995 Form 10-K. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                      June 30           September 30
                                       1996                 1995
                                   -----------           -----------
Raw materials and
 purchased parts                   $ 2,439,447           $ 2,104,382
Work in process and
 finished goods                      1,013,764               618,064
                                   -----------           -----------
  Total                            $ 3,453,211           $ 2,722,446
                                   ===========           ===========






Earnings per Share -

Earnings per share are based on the weighted average number of common and, where dilutive, common equivalent shares outstanding. The number of common shares outstanding increased by 21,625 shares during the nine months ended June 30, 1996 due to the exercise of employee stock options.

2. Line of Credit:

The Company has a $3,000,000 unsecured bank line of credit which carries an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. The Company had no borrowing against the line of credit during the nine months ended June 30, 1996.

3. Stockholders' Equity:

Employee Stock Options -

During fiscal 1992, the Company adopted the 1991 Stock Plan (1991 Plan). The 1991 Plan has 210,000 shares of the Company's common stock reserved for issuance pursuant to the exercise of options. Options for 112,750 shares under the 1991 Plan were outstanding at June 30, 1996 at prices ranging from $3.50 to $7.75 per share.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

The Company's working capital was $5,019,570 at June 30, 1996, relatively unchanged from $5,194,743 at September 30, 1995. The current ratio at June 30, 1996 was 2.8 to 1 compared to 2.5 to 1 at September 30, 1995.

The Company has an unsecured bank line of credit for $3,000,000. There were no borrowings against the line of credit during the nine months ended June 30, 1996. The Company has no long-term debt.

On June 27, 1996, the Company entered into a binding purchase agreement for the sale of 12.5 acres of undeveloped land adjacent to its 12 acre corporate site. Management anticipates that the transaction will result in a gain to the Company with estimated gross cash proceeds of $1,350,000 and will close by the middle of October if all of the conditions to the purchase agreement are met.


Operations

Sales for the third quarter of fiscal 1996 (the quarter ended June 30, 1996) were $5,792,896. This was 7.7% higher than sales of $5,379,813 reported for the same period of the preceding year. Although sales were down 27% in the Surface Mount Technology (SMT) market, sales were up 35% in our other markets from the same quarter one year ago. Sales for the first nine months of fiscal 1996 were $15,431,089 compared to $14,956,015 for the nine months of last year.

Gross profit on sales for the quarter ended June 30, 1996 was 39.6% compared to 44.7% for the same quarter last year and 40.4% compared to 44.8% for the nine month periods ended June 30, 1996 and 1995, respectively. The decrease in gross profit percentage for fiscal 1996 was primarily due to product mix and the impact of new product introduction costs.

Selling expenses were 26.4% and 26.7% of sales for the quarters ended June 30, 1996 and 1995, respectively and 26.8% and 28.8% of sales for the nine months ended June 30, 1996 and 1995, respectively. The reduction in selling expenses for the nine month periods is the result of the Company's efforts in March 1995 to reduce its annual operating expenses in our Controls Division.

Expenditures for research and development decreased to 6.8% of sales for the quarter ended June 30, 1996 from 8.3% of sales for the quarter ended June 30, 1995. Research and development expenses were 8.1% and 8.4% of sales for the nine month periods ended June 30, 1996 and 1995, respectively. Research and development expenses were relatively unchanged for the nine month periods ended June 30, 1996 and 1995, however, the impact of volume resulted in a decrease of
 .3%.

General and administrative expenses were 2.9% and 3.3% of sales for the quarters ended June 30, 1996 and 1995, respectively and 3.5% and 3.6% of sales for the nine months ended June 30, 1996 and 1995, respectively.

As a result of the above, there was a consolidated net profit before income taxes of $201,273 for the third quarter of fiscal 1996 as compared to $347,677 for the same quarter last year. The net profit for the first nine months of fiscal 1996 was $305,224 as compared to $599,731 for the same period last year.

We anticipate softness in the SMT market for the balance of the fiscal year. As a result of this and our low June 30, 1996 backlog of $2,295,357, down from $4,661,297 at this time last year, fiscal 1996 will not be a year of sales growth or improved profitability. However, during the second half of 1996 a number of new products are being introduced which we expect will enhance future growth prospects.


Other Events

Andrew (Ed) E. Abramson, co-founder and retired Chairman of the Board, passed away in June. Until his death, Ed served as a member of the Board of Directors.

Kenneth G. Anderson, also a co-founder, has announced his intention of not seeking re-election to the Board of Directors at the next Annual Meeting in January of 1997. Ken will actively continue as a director until the Annual Meeting.

Forward-Looking Information

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales and the amount of sales generated in the SMT market.





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