Form 10-K
period 1996-08-30
RESEARCH INC
filed 1996-12-12
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________ .


Commission file number 0-2387

                              RESEARCH INCORPORATED
             (Exact name of the Company as specified in its charter)

           Minnesota                                      41-0908058
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

P.O. Box 24064, Minneapolis, Minnesota                      55424
(Address of principal executive office)                   (Zip Code)

(The Company's telephone number, including area code)    (612)941-3300


                            Title of each class
                            -------------------

        Securities registered pursuant to Section 12(b) of the Act:
                                    None

        Securities registered pursuant to Section 12(g) of the Act:
              Common Stock with a par value of $.50 per share


                 Name of each exchange on which registered
                 -----------------------------------------
                             NASDAQ Symbol RESR


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the common shares held by nonaffiliates was approximately $ 3.5 million based upon the closing sale price of the Company's common stock as of December 9, 1996.

As of December 11, 1996; 1,161,943 common shares were outstanding.

Documents incorporated by reference:

1) Portions of the Proxy Statement dated December 12, 1996, for the Annual Meeting of Shareholders to be held on January 16, 1997, are incorporated by reference into Part III.


                             RESEARCH, INCORPORATED

                                     PART I

Item 1. Business

    (a) General Development of the Business

        Research, Incorporated (the "Company") was organized as a Minnesota corporation in October 1966, and prior to that date, operated as the R-I Controls Division of a predecessor company which was formed in 1952. The Company is engaged in the design, manufacturing and sale of control systems and heating devices that solve a broad range of customer problems. Applications for the Company's products include control of glass furnaces, assembly of surface mount printed circuit boards and specialized heating systems for tube shrinking materials testing, ink drying and curing/finishing.

        The global market for the Company's products includes the United States, Canada, Europe, the Far East, Australia and South America. Sales are made through independent sales representatives and distributors. The Company currently operates as one business segment through four operating divisions: Drying, Thermal Solutions, Control Systems and Assembly Automation. Company operations are located in Eden Prairie, Minnesota, a suburb of Minneapolis, with a subsidiary, Research Incorporation Limited, operating as a manufacturing site and European sales office in Humberside, England.

        During the past year, the Company has continued to operate in substantially the same mode of operations. The Company is engaged in the manufacture of controls systems and heating equipment. On November 8, 1995 the Company established a FSC (Foreign Sales Corporation) to obtain export incentives related to Research Incorporated's increasing international sales activities.

        Also refer to Note 10 and Note 8 of Item 14, Notes to Consolidated Financial Statements, included elsewhere in this report.

    (b) Financial Information About Industry Segments

        The Company operates in a single industry segment, industrial electronic instruments and systems. Financial information concerning its operations has been presented in the financial statements referred to under Item 8.

    (c) Narrative Description of the Business

        (1) (i) Products and Markets - The Company is currently engaged in the design, manufacture, and marketing of two product classes; process control systems and heating devices.

                 Process control instruments are used primarily for the automated programming and control of industrial heating processes and laboratory testing. Applications are found in several basic industries such as aerospace, metals, glass, electronics, and automotive. Complete systems are supplied in accordance with customer requirements. The systems include PC based supervisory software, microprocessor based controllers and power controllers.

                 Heating devices are applied to a variety of process applications, such as soldering, brazing, drying, curing, stress relieving, surface mount technologies, and thermal testing. Individual heating devices and complete systems are supplied to the basic industries and applications noted above.

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

                 The breakdown of sales by the two product classes is as follows: (Amounts expressed in thousands)

  Year Ended       Process Control            Heating
 September 30        Instruments              Devices                Total
 -----------------------------------------------------------------------------
 Year              Amount   Percent      Amount   Percent     Amount   Percent
 -----------------------------------------------------------------------------

 1996              $5,779    29.4%       $13,882    70.6%     $19,661   100.0%
 1995               5,342    25.5         15,581    74.5       20,923   100.0
 1994               4,707    25.9         13,456    74.1       18,163   100.0


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

          (vii) Customers - The Company had sales to one customer which amounted to 11% of net sales during fiscal 1996.

          (viii) Backlog - The dollar amount of the Company's backlog of orders from operations believed to be firm at September 30, 1996, was $2,356,000; at September 30, 1995, it was
                 $4,150,000. It is anticipated that $1,771,000 of the September 30, 1996 backlog will be shipped in the subsequent 12-month period. Backlog has no unusual significance to the business of the Company.

          (ix) Government Contracts - Government contracts which may be subject to renegotiation of profits or termination do not constitute a material portion of the Company's business.

          (x) Competition - The Company's business is highly competitive, particularly in the areas of price, service and product performance. Competition involves hundreds of companies -- ranging from companies which are much smaller than the Company to large companies in the electronics, printing and glass manufacturing industries.

          (xi) Research and Development - The Company incurred expenses of approximately $1,735,000, $1,682,000 and $1,309,000 in fiscal years 1996, 1995, and 1994, respectively, on Company-sponsored research activities related to the development of new related products and to the improvement of existing products. No material funds were expended for customer-sponsored research activities.

          (xii) Environmental Regulations - Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

          (xiii) Employees - At September 30, 1996, the Company had 159 employees.

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

        (2) Not applicable.

        (3) Not applicable.


Item 2.  Properties

         The Company's plant and office, which are owned in fee, are located on approximately 12 acres of property at 6425 Flying Cloud Drive, Eden Prairie, Minnesota. The facilities consist of 90,000 square feet of completely air-conditioned space deemed suitable for light manufacturing and office use. Management considers these facilities to be in good condition, well-maintained, and adequate for its current operations. On October 4, 1996, the first quarter of fiscal 1997, the Company completed the sale of 13.1 acres of undeveloped land. The Company's subsidiary in the U.K. is operated in a 3,500 square foot leased facility.


Item 3.  Legal Proceedings

         The Company is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


Item 4A. Executive Officers

         None of the executive officers of the Company has any family relationship with any other officer, and all officers serve at the pleasure of the Board of Directors. The following table sets forth other information regarding the Company's executive officers:


         NAME              AGE        POSITION                           OFFICER SINCE
         ----              ----       --------                           -------------
         B.E. Bailey        48        Vice President                           1992

         D.G. Brady         54        Vice President                           1990

         C.C. Johnson       52        President, CEO, CFO, and Director        1984

         G.E. Magnuson      66        Secretary and Director;                  1975
                                      Of Counsel, Lindquist & Vennum
                                      P.L.L.P.

         K.M. O'Rourke      39        Vice President                           1993

         G.W. Sangster      67        Vice President                           1976

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


                                     PART II

Item 5.  Market for The Company's Common Stock and Related Stockholder Matters

    (a) & (c)  Market Information and Dividends

         Dividends paid and price range per share of common stock is as follows:

         Stock is traded on the over-the-counter market, NASDAQ symbol (RESR)

                                                      Bid Price Range
                                                      ---------------
                         Dividends Paid         1996                    1995
                       -----------------    ------------          ------------
During Quarter Ended    1996        1995    High     Low          High     Low
--------------------------------------------------------------------------------

December 31         $   .055    $   .055    9-1/2    7-1/2        7        5-1/4
March 31                .070        .055    8        6-1/2        6-3/4    4-1/2
June 30                 .070        .055    8        6-1/2        6-3/4    5-3/4
September 30            .070        .055    8-1/4    6            12       5-3/4
--------------------------------------------------------------------------------
TOTAL              $   .265     $   .220
========================================

         (b) Holders

         The number of holders of record of the Company's common stock as of December 2, 1996, was 649 (excluding beneficial owners of shares held in street names).

Item 6.  Selected Financial Data


CONSOLIDATED FINANCIAL SUMMARY

(In thousands, except per share data)
For the Years ended September 30        1996         1995         1994         1993         1992
------------------------------------  -------      -------      -------      -------      -------
Consolidated Operations:
  Net sales                           $19,661      $20,923      $18,163      $15,613      $11,687
  Gross profit                          7,955        9,019        7,947        6,989        4,609
    Percent of sales                     40.5%        43.1%        43.8%        44.8%        39.4%
  Income before income taxes              458          952          725          620          167
    Percent of sales                      2.3%         4.6%         4.0%         4.0%         1.4%
  Income                                  290          627          497          403          373
    Percent of sales                      1.5%         3.0%         2.7%         2.6%         3.2%
Discontinued Operation:
  Income, net of tax                  $  --        $  --        $  --        $  --        $    57
    Percent of sales                     --           --           --           --            0.5%
Total:
  Net income                          $   290      $   627      $   497      $   403      $   430
    Percent of sales                      1.5%         3.0%         2.7%         2.6%         3.7%
                                      -------      -------      -------      -------      -------

Earnings per Share:
    Continuing Operations             $   .24      $   .56      $   .44      $   .36      $   .33
    Discontinued Operation               --           --           --           --            .05
                                      -------      -------      -------      -------      -------

    Total                             $   .24      $   .56      $   .44      $   .36      $   .38
                                      =======      =======      =======      =======      =======

Cash Dividends Paid per Share         $  .265      $  .220      $  .220      $  .220      $  .220
                                      -------      -------      -------      -------      -------

Weighted Average Number of
  Shares Outstanding                    1,194        1,129        1,125        1,125        1,143



As of September 30                       1996         1995         1994         1993         1992
                                      -------      -------      -------      -------      -------

Consolidated Financial Condition:
  Net working capital                 $ 5,091      $ 5,195      $ 4,952      $ 4,902      $ 4,957
  Current ratio                       2.7 to 1     2.5 to 1     2.5 to 1     2.9 to 1     3.3 to 1

Property and Equipment, Net           $ 2,100      $ 1,876      $ 1,695      $ 1,570      $ 1,339
Total Assets                           10,338       10,593       10,080        9,132        8,474
Total Stockholders' Equity              7,275        7,195        6,762        6,498        6,339

Book Value per Share                  $  6.27      $  6.31      $  6.01      $  5.78      $  5.64

THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
   PART OF THIS CONSOLIDATED FINANCIAL SUMMARY.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         CONSOLIDATED OPERATIONS
         1996-1995 COMPARISON
         Sales for fiscal 1996 were $19,661,000, a decrease of 6.0% from 1995. The decreased sales were due to significantly lower sales in the SMT market, counteracting sales gains achieved in other product lines. Sales of new products introduced in the last three years accounted for 48% of sales.

         The gross profit margin on sales was 40.5% compared to 43.1% in 1995. The decrease in the gross profit margin was due to product mix and the impact of new product introductions.

         Total operating expenses were $7,867,000 in 1996 compared to $8,115,000 in 1995. On a percentage basis, these expenses represented 40.0% of 1996 sales, down from 40.1% in 1995. Selling expenses were $5,431,000 (27.6% of sales) in 1996 compared to $5,674,000 (27.1% of sales) in 1995. Selling expenses are up as a percent of sales due to the lower volume. Expenditures for research and development increased to $1,735,000 (8.8% of sales) in 1996 from $1,682,000 (8.0% of sales) in
         1995 due to the Company's increased investment in new product development. General and administrative expense decreased from $759,000 (3.6% of sales) in 1995 to $700,000 (3.6% of sales) in 1996.

         Interest income was $25,000 in 1996 and $49,000 in 1995. Interest income in fiscal 1996 decreased due primarily to lower investment balances.

         On September 27, 1996, the Company sold its Dimension product line for a total sale price of $1,000,000. Total gain recognized on the sale was $344,000 and is shown as Gain on Sale of Product Line in the accompanying Consolidated Statement of Operations.

         The effective tax rate for 1996 was 37%, compared to 34% in 1995. The comparison of the two years is illustrated in Note 3 in the Notes to Consolidated Financial Statements.

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

         LIQUIDITY AND CAPITAL RESOURCES
         The Company's working capital was $5,091,000 at the end of 1996 as compared to $5,195,000 in 1995. The Company's current ratio at September 30, 1996 and 1995 was 2.7 to 1 and 2.5 to 1, respectively. The working capital increased due to the sale of the Dimension product line. For further information regarding the current year items impacting cash flows, see the Company's Consolidated Statements of Cash Flows.

         In the first quarter of fiscal year 1997, the Company sold a parcel of undeveloped land for approximately $1,600,000 in cash. Proceeds from this sale will be used to fund operations. For more information refer to Note 10 in the Notes to Consolidated Financial Statements.

         The Company has an unsecured bank line of credit of $3,000,000. The Company did not borrow against the line or have any long-term debt in 1996 or 1995.

         INFLATION
         In the past three years, inflation has not had a significant effect on operations.

         FORWARD-LOOKING INFORMATION
         The statements included in this report which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales and the amount of sales generated in the SMT market.


Item 8.  Financial Statements and Supplementary Data
         The Company's consolidated financial statements, together with the report of the Company's independent public accountants, Arthur Andersen LLP, are included in Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III


Items 10.,   Pursuant to General Instruction G (3), the information required by
11., 12.,    Item 10 - Directors and Executive Officers of the Company,
and 13.      Item 11 - Executive Compensation,
             Item 12 - Security Ownership of Certain Beneficial Owners and
             Management, and
             Item 13 - Certain Relationships and Related Transactions, except that portion of Item 10 relating to executive officers of the Company, which is set forth in Item 4A of this report, is hereby incorporated by reference from the Company's definitive Proxy
             Statement, to be filed with the Commission with respect to the Annual Meeting of Shareholders to be held on January 16, 1997.


                                     PART IV


Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
     (a) (1)  Financial Statements:                                                     Page #
              The following consolidated financial statements of Research,              ------
              Incorporated and the Report of the Independent Public
              Accountants thereon, are filed as part of this Form 10-K.

              (i)   Report of Independent Public Accountants                              13

              (ii)  Consolidated Balance Sheets as of September 30, 1996 and
                    1995                                                                  14

              (iii) Consolidated Statements of Operations and Consolidated
                    Statements of Stockholders' Equity for the years ended
                    September 30, 1996, 1995, and 1994                                  15, 16

              (iv)  Consolidated Statements of Cash Flows for the years ended
                    September 30, 1996, 1995, and 1994                                    17

              (v)   Notes to Consolidated Financial Statements                          18-22

         (2)  Financial Statement Schedule

              The following financial statement schedule is filed with this report:

              (i)   Schedule II -Valuation and qualifying accounts                        23

          All schedules except those listed above are omitted because they are not applicable or not required, or because the required information is included in the financial statements or note thereto.

        (3)  Exhibits                                                                   Page #
                                                                                        ------
              (3.1)   Articles of Incorporation - Incorporated by reference to
                      Exhibit (3.1) of the Company's Form 10-K for the period
                      ended September 30,1994

              (3.2)   Bylaws - Incorporated by reference to Exhibit (3.2) of the
                      Company's Form 10-K for the period ended September 30,1994

              (4.1)   Line of Credit Agreement between Norwest Bank Minnesota
                      N.A. and the Company dated October 28, 1996                       24, 25

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

      (b)  Reports on Form 8-K:

           No reports on form 8-K were filed in the quarter ended September 30, 1996.


                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RESEARCH, INCORPORATED



                                   By /s/ Claude C. Johnson
                                      -----------------------------------------
                                      Claude C. Johnson *, President, CEO, CFO,
                                      and Director


Date: December 11, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


          Signature                    Title                 Date


/s/ J. R. Anderson                   Director          December 11, 1996
------------------------------
James R. Anderson

/s/ K. G. Anderson                   Director          December 11, 1996
------------------------------
Kenneth G. Anderson

/s/ E.  L. Lundstrom                 Director          December 11, 1996
------------------------------
Edward L. Lundstrom

/s/ G. E. Magnuson                   Director          December 11, 1996
------------------------------
Gerald E. Magnuson

/s/ C. G. Schiefelbein               Director          December 11, 1996
------------------------------
Charles G. Schiefelbein


     * Principal executive officer and financial officer



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Research, Incorporated:

We have audited the accompanying consolidated balance sheets of RESEARCH, INCORPORATED (a Minnesota corporation) and Subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research, Incorporated and Subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed as a part of Item 14 in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ Arthur Andersen LLP
                                        -----------------------
                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
October 25, 1996



CONSOLIDATED BALANCE SHEETS
                                                                       As of September 30
                                                                ------------------------------
ASSETS                                                               1996             1995
-------------------------------------------------               ------------      ------------
CURRENT ASSETS:
 Cash and cash equivalents                                      $  1,841,147      $  1,307,564
 Accounts receivable, net of reserves of $150,000                  2,366,814         4,147,907
 Inventories                                                       3,474,488         2,722,446
 Prepayments, primarily deferred income taxes                        471,310           415,109
                                                                ------------      ------------

     Total current assets                                          8,153,759         8,593,026
                                                                ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
 Land and land improvements                                          212,852           212,852
 Building                                                          2,073,024         1,972,234
 Machinery and equipment                                           3,863,381         3,841,923
 Less accumulated depreciation                                    (4,048,814)       (4,151,031)
                                                                ------------      ------------

     Net property and equipment                                    2,100,443         1,875,978
                                                                ------------      ------------

OTHER ASSETS                                                          84,214           124,068
                                                                ------------      ------------

     Total assets                                               $ 10,338,416      $ 10,593,072
                                                                ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                               $  1,277,805      $  1,417,719
 Accrued liabilities:
  Salaries and benefits                                              314,040           505,436
  Profit sharing contribution                                        160,000           268,000
  Warranty reserve                                                   250,000           150,000
  Real estate taxes                                                  125,000           215,000
  Other                                                              463,650           215,073
 Federal and state income taxes                                      472,467           627,055
                                                                ------------      ------------

     Total current liabilities                                     3,062,962         3,398,283
                                                                ------------      ------------

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
  1,161,243 and 1,139,618 shares issued and outstanding
  at September 30, 1996 and 1995, respectively                       580,622           569,809
 Additional paid-in capital                                          275,470           197,315
 Foreign currency translation                                         17,816             8,953
 Retained earnings                                                 6,401,546         6,418,712
                                                                ------------      ------------

     Total stockholders' equity                                    7,275,454         7,194,789
                                                                ------------      ------------

     Total liabilities and stockholders' equity                 $ 10,338,416      $ 10,593,072
                                                                ============      ============

THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE CONSOLIDATED BALANCE SHEETS.



CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30                   1996           1995            1994
--------------------------------               -----------     -----------     -----------
Net Sales                                      $19,661,182     $20,922,505     $18,163,119
Cost of Sales                                   11,705,817      11,904,004      10,216,097
                                               -----------     -----------     -----------

  Gross profit                                   7,955,365       9,018,501       7,947,022
                                               -----------     -----------     -----------

Expenses:
  Selling                                        5,431,240       5,674,288       5,312,486
  Research and development                       1,735,204       1,681,779       1,309,146
  General and administrative                       700,460         759,385         663,872
                                               -----------     -----------     -----------

     Total expenses                              7,866,904       8,115,452       7,285,504
                                               -----------     -----------     -----------

Income From Operations                              88,461         903,049         661,518
Gain on Sale of Product Line                       344,400            --              --
Interest Income                                     24,969          49,060          63,741
                                               -----------     -----------     -----------

Income Before Income Tax Provision                 457,830         952,109         725,259
Income Tax Provision                               168,000         325,000         228,000
                                               -----------     -----------     -----------

Net Income                                     $   289,830     $   627,109     $   497,259
                                               ===========     ===========     ===========

Net Income Per Common Share                    $       .24     $       .56     $       .44
                                               ===========     ===========     ===========

Weighted Average Common Shares Outstanding       1,193,789       1,128,848       1,125,118
                                               -----------     -----------     -----------

THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE CONSOLIDATED STATEMENTS.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Additional        Foreign
                                      Common Stock                 Paid-In          Currency            Retained
                               Shares             Amount           Capital         Translation          Earnings            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances,
  September 30, 1993          1,125,118       $   562,559       $   145,440       $      --          $ 5,790,449        $ 6,498,448
    Foreign currency
      translation                  --                --                --              13,656               --               13,656
    Net income                     --                --                --                --              497,259            497,259
    Dividends                      --                --                --                --             (247,531)          (247,531)
------------------------------------------------------------------------------------------------------------------------------------
Balances,
  September 30, 1994          1,125,118           562,559           145,440            13,656          6,040,177          6,761,832
    Options exercised            14,500             7,250            51,875              --                 --               59,125
    Foreign currency
      translation                  --                --                --              (4,703)              --               (4,703)
    Net income                     --                --                --                --              627,109            627,109
    Dividends                      --                --                --                --             (248,574)          (248,574)
------------------------------------------------------------------------------------------------------------------------------------
Balances,
  September 30, 1995          1,139,618           569,809           197,315             8,953          6,418,712          7,194,789
    Options exercised            21,625            10,813            78,155              --                 --               88,968
    Foreign currency
      translation                  --                --                --               8,863               --                8,863
    Net income                     --                --                --                --              289,830            289,830
    Dividends                      --                --                --                --             (306,996)          (306,996)
------------------------------------------------------------------------------------------------------------------------------------
Balances,
  September 30, 1996          1,161,243       $   580,622       $   275,470       $    17,816        $ 6,401,546        $ 7,275,454
====================================================================================================================================
THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE CONSOLIDATED STATEMENTS.



CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30                                1996             1995             1994
---------------------------------------------------------    -----------      -----------      -----------
 Operating Activities:
  Net income                                                 $   289,830      $   627,109      $   497,259
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                              463,429          433,376          386,761
      Deferred income taxes                                         --            (12,196)          57,732
      Gain on sale of product line                              (344,400)            --               --
      Changes in current operating elements:
        Accounts receivable, net                               1,781,093         (150,491)      (1,734,319)
        Inventories                                             (852,042)        (125,214)        (936,955)
        Prepayments, primarily deferred income taxes             (56,201)        (104,099)         (37,759)
        Accounts payable and accrued liabilities                (736,333)         (87,208)         613,115
        Federal and state income taxes                          (154,588)         179,643           23,154
                                                             -----------      -----------      -----------

    Net cash provided by (used in) operating activities          390,788          760,920       (1,131,012)
                                                             -----------      -----------      -----------

 Investing Activities:
  Proceeds from sale of product line                           1,000,000             --               --
  Purchases of short-term investments                               --               --           (700,000)
  Maturities of short-term investments                              --            701,679        2,079,065
  Property and equipment additions, net                         (650,352)        (569,908)        (477,379)
  Purchase of net assets of business acquired                       --               --           (165,000)
  Other                                                            2,312           (5,326)         (32,938)
                                                             -----------      -----------      -----------

    Net cash provided by investing activities                    351,960          126,445          703,748
                                                             -----------      -----------      -----------

Financing Activities:
  Cash dividends paid                                           (306,996)        (248,574)        (247,531)
  Issuance of common stock                                        88,968           59,125             --
                                                             -----------      -----------      -----------

    Net cash used in financing activities                       (218,028)        (189,449)        (247,531)
                                                             -----------      -----------      -----------

Foreign Currency Translation                                       8,863           (4,703)          13,656
                                                             -----------      -----------      -----------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents           533,583          693,213         (661,139)
  Beginning of year                                            1,307,564          614,351        1,275,490
                                                             -----------      -----------      -----------

  End of year                                                $ 1,841,147      $ 1,307,564      $   614,351
                                                             ===========      ===========      ===========

THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
PART OF THESE CONSOLIDATED STATEMENTS.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Research, Incorporated and its wholly owned Subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE - Accounts receivable consisted of the following components at September 30:

                                              1996                       1995
--------------------------------------------------------------------------------
Trade receivables, net                     $2,260,915                 $3,449,375
Costs in excess of billings
   on percentage-of-completion
   contracts                                  105,899                    698,532
--------------------------------------------------------------------------------
Total                                      $2,366,814                 $4,147,907
================================================================================

INVENTORIES - Inventories are stated at the lower of first-in, first-out, cost or market and include direct labor costs, materials and overhead. Inventories consisted of the following components at September 30:

                                             1996                        1995
--------------------------------------------------------------------------------
Manufactured subassemblies
   and purchased parts                     $2,406,077                 $2,104,382
Work in process                             1,068,411                    618,064
--------------------------------------------------------------------------------
Total                                      $3,474,488                 $2,722,446
================================================================================

DEPRECIATION - Depreciation of property and equipment is computed principally using accelerated methods for both financial and income tax reporting purposes. Depreciation is charged to operations over the estimated useful lives of the property and equipment as follows:

                                                                           Years
--------------------------------------------------------------------------------
Land improvements                                                             20
Building                                                                      33
Machinery and equipment                                                  5 to 10
--------------------------------------------------------------------------------

REVENUE RECOGNITION - Sales and related cost of sales are recorded at the time of shipment, except for system contracts which are recognized on a percentage-of-completion basis. Revenues on such contracts are recognized as the work progresses based on the estimated gross profit for each contract.

SIGNIFICANT CUSTOMER - The Company has one customer which accounted for 11% and 13% of net sales during 1996 and 1995, respectively.

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

NET INCOME PER COMMON SHARE - Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents of outstanding employee stock options which are outstanding during each period presented.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

2
LINE OF CREDIT: For 1996, the Company had a $3,000,000 unsecured bank line of credit which carried an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. Subsequent to September 30, 1996, the line of credit has been renewed with similar terms. During 1996, 1995 and 1994, the Company had no borrowings against the line of credit.

3
INCOME TAXES: The income tax provision consisted of the following:

                                  1996               1995           1994
------------------------------------------------------------------------------
Current federal                 $201,000         $315,000          $163,000
Current state                      2,000           27,000            15,000
Foreign                          (33,000)           3,000            (4,000)
------------------------------------------------------------------------------
   Total                         170,000          345,000           174,000
Deferred income taxes             (2,000)         (20,000)           54,000
------------------------------------------------------------------------------
Income tax provision            $168,000         $325,000          $228,000
==============================================================================


A reconciliation of the statutory federal rate to the effective tax rate is as follows:

                                  1996              1995              1994
------------------------------------------------------------------------------
Statutory federal rate            34%               34%               34%
State taxes, net of federal
  income tax provision             -                 2                 1
Other, net                         3                (2)               (4)
------------------------------------------------------------------------------
Effective tax rate                37%               34%               31%
==============================================================================

Income taxes paid               $356,000         $212,000          $143,000
==============================================================================

The Company has recorded the following net deferred taxes:

As of September 30                           1996             1995
--------------------------------------------------------------------
Current deferred taxes:
   Gross assets                          $283,000         $203,000
   Gross liabilities                       (1,000)         (10,000)
--------------------------------------------------------------------
      Total current deferred taxes        282,000          193,000
--------------------------------------------------------------------
Noncurrent deferred taxes:
   Gross assets                            25,000          115,000
   Gross liabilities                      (76,000)         (79,000)
--------------------------------------------------------------------
      Total noncurrent
        deferred taxes                    (51,000)          36,000
--------------------------------------------------------------------
Net deferred taxes                       $231,000         $229,000
====================================================================

The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

As of September 30                           1996             1995
--------------------------------------------------------------------
Depreciation and amortization           $(109,000)        $(86,000)
Tax refunds                                 --              85,000
Inventory reserves                        100,000           66,000
Accounts receivable reserves               51,000           51,000
Warranty reserves                          85,000           51,000
Accruals and other, net                   104,000           62,000
--------------------------------------------------------------------
Net deferred taxes                       $231,000         $229,000
====================================================================

The Company did not record any valuation allowance against deferred tax assets at September 30, 1996 or 1995.

4
STOCKHOLDERS' EQUITY: A total of 210,000 shares of common stock were reserved for issuance to directors, officers and key employees on the exercise of options granted pursuant to the 1991 Stock Option Plan. Information concerning the 1991 Stock Option Plan for 1996, 1995 and 1994 is as follows:

                                    1996              1995                1994
--------------------------------------------------------------------------------
Outstanding, beginning of year      112,500          119,500           135,000
Exercised (ranging from
   $3.50 to $5.25)                  (21,625)         (14,500)                -
Granted (ranging from
   $5.00 to $7.75)                   28,500           23,500             8,500
Canceled or expired
   (ranging from $3.50 to $7.75)     (6,625)         (16,000)          (24,000)
--------------------------------------------------------------------------------
Outstanding, end of year            112,750          112,500           119,500
================================================================================
Exercisable, end of year             61,000           57,250            53,125
--------------------------------------------------------------------------------
Available for grant, end of year     77,125           99,000           113,500
--------------------------------------------------------------------------------

The options under the above plan expire five years after the date of grant and are exercisable at a rate of 25% per year on a cumulative basis, beginning one year after the date of grant. At the end of fiscal 1996, the outstanding options under the above plan had exercise prices ranging from $3.50 to $7.75.

5
PROFIT SHARING PLAN: The Company has a profit sharing retirement plan which provides deferred compensation benefits for eligible employees. The annual contribution to the plan is discretionary and is determined in accordance with policies established by the Board of Directors. The Board of Directors authorized contributions of $160,000, $268,000, and $188,000 for 1996, 1995 and
1994, respectively.

6
FOREIGN SALES: Export sales to customers in various foreign countries totaled $6,976,000, $6,762,000 and $4,673,000 in 1996, 1995 and 1994, respectively.

7
ACQUISITION: In 1994, the Company acquired the net assets of Unifab Electronics, a manufacturer of the Quantum product line in the United Kingdom, for $165,000. This transaction was accounted for by the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition. In a related event, the Company established a subsidiary in the United Kingdom, Research Incorporation Limited.

8
SALE OF PRODUCT LINE: On September 27, 1996, the Company sold its Dimension product line, including associated equipment, for a total sales price of $1,000,000. Total gain recognized on the sale was approximately $344,000 and is shown as Gain on Sale of Product Line in the accompanying statement of operations. An agreement was also signed with the buyer allowing the Company to purchase the Dimension product on a discounted basis for a minimum period of three years.

9
NEW ACCOUNTING PRONOUNCEMENT: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compension" (SFAS No. 123), which is effective for the Company's fiscal year ended September 30, 1997. Statement No. 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. The Company believes the effect of the adoption of the new standard will have no impact on the Company's consolidated results of operations or financial position because the Company intends to continue to measure compensation costs under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and present pro forma disclosures of net income and net income per share as if the fair value based method of accounting had been applied.

10
SALE OF LAND: On October 4, 1996, the Company sold a parcel of undeveloped land. The purchase price for the land totalled approximately $1,600,000 and was paid in cash. This will result in a one-time gain of approximately 60 cents per share in the first quarter of 1997.

11
QUARTERLY FINANCIAL DATA (UNAUDITED): Summarized quarterly financial data for 1996 and 1995 is as follows:


1996 Quarterly Results
                                                     1st           2nd           3rd           4th           1996
(In thousands, except net income per share)        Quarter       Quarter       Quarter       Quarter         Total
--------------------------------------------       -------       -------       -------       -------       -------
Consolidated Operations:
  Net sales                                        $ 4,380       $ 5,258       $ 5,793       $ 4,230       $19,661
  Gross profit                                       1,804         2,129         2,294         1,728         7,955
  Income before income taxes                            47            57           201           153           458
Net Income                                         $    27       $    39       $   121       $   103       $   290
Earnings per Share:
  Net Income per Share                             $   .02       $   .03       $   .10       $   .09       $   .24
  Weighted average common shares outstanding         1,199         1,197         1,197         1,191         1,194

==================================================================================================================

1995 Quarterly Results
                                                     1st           2nd           3rd           4th           1995
(In thousands, except net income per share)        Quarter       Quarter       Quarter       Quarter         Total
--------------------------------------------       -------       -------       -------       -------       -------

Consolidated Operations:
  Net sales                                        $ 4,993       $ 4,584       $ 5,380       $ 5,966       $20,923
  Gross profit                                       2,289         2,007         2,404         2,319         9,019
  Income before income taxes                           214            38           348           352           952
Net Income                                         $   132       $    24       $   233       $   238       $   627
Earnings per Share:
  Net Income per Share                             $   .12       $   .02       $   .21       $   .21       $   .56
  Weighted average common shares outstanding         1,126         1,126         1,129         1,136         1,129
==================================================================================================================


                             RESEARCH, INCORPORATED
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                            Balance,                                        Balance,
                                           Beginning                                         End of
                                           of Period       Additions       Deductions        Period
                                           ---------       ---------       ----------       ---------
Allowance for doubtful accounts (1):

     Year ended September 30, 1994         $ 150,000       $     172       $    (172)       $ 150,000

     Year ended September 30, 1995           150,000          10,305         (10,305)         150,000

     Year ended September 30, 1996           150,000           5,480          (5,480)         150,000



Reserve for product warranties:

    Year ended September 30, 1994          $ 150,000       $ 261,663       $(261,663)       $ 150,000

    Year ended September 30, 1995            150,000         401,547        (401,547)         150,000

    Year ended September 30, 1996            150,000         680,452        (580,452)         250,000



Reserve for inventory obsolescence:

    Year ended September 30, 1994          $ 327,000       $  90,000       $(247,156)       $ 169,844

    Year ended September 30, 1995            169,844         146,737        (122,386)         194,195

    Year ended September 30, 1996            194,195         216,328        (117,523)         293,000

(1) Deductions represent amounts determined to be uncollectible and charged against the reserve net of collections on accounts previously written off.