Form 10-Q
period 1996-12-31
RESEARCH INC /MN/
filed 1997-02-11
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

As of February 6, 1997, 1,178,318 common shares were outstanding.


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                             RESEARCH, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                          December 31
                                                      1996             1995
                                                  -----------       -----------

Net Sales                                         $ 4,873,396       $ 4,380,549
Cost of Sales                                       2,810,775         2,576,432
                                                  -----------       -----------

  Gross profit                                      2,062,621         1,804,117
                                                  -----------       -----------

Expenses:
  Selling                                           1,419,993         1,178,905
  Research and development                            481,924           391,073
  General and administrative                          219,959           198,222
                                                  -----------       -----------

  Total expenses                                    2,121,876         1,768,200
                                                  -----------       -----------

Income (Loss) From Operations                         (59,255)           35,917
Other Income                                        1,160,993            11,300
                                                  -----------       -----------

Income Before Taxes                                 1,101,738            47,217
Income Tax Provision                                  415,861            19,918
                                                  -----------       -----------

Net Income                                        $   685,877       $    27,299
                                                  ===========       ===========


Earnings Per Share                                $      0.58       $      0.02
                                                  ===========       ===========

Dividends Paid per Share                          $      0.07       $     0.055
                                                  ===========       ===========

Weighted Average Shares Outstanding (Note 1)        1,181,475         1,199,491


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.



                             RESEARCH, INCORPORATED
                           Consolidated Balance Sheets

                                                                (Unaudited)
                                                                December 31       September 30
                                                                   1996               1996
                                                                ------------      -------------

                                     Assets
Current Assets:
  Cash and cash equivalents                                     $  2,297,590       $  1,841,147
  Accounts receivable, net                                         3,360,008          2,366,814
  Inventories                                                      3,331,236          3,474,488
  Other current assets                                               481,864            471,310
                                                                ------------       ------------
     Total current assets                                          9,470,698          8,153,759
                                                                ------------       ------------

Property and Equipment:
  Land and land improvements                                          54,660            212,852
  Building                                                         2,073,024          2,073,024
  Machinery and equipment                                          3,940,046          3,863,381
  Less-accumulated depreciation                                   (4,057,901)        (4,048,814)
                                                                ------------       ------------
    Net property and equipment                                     2,009,829          2,100,443
Other Assets                                                          80,421             84,214
                                                                ------------       ------------

     Total assets                                               $ 11,560,948       $ 10,338,416
                                                                ============       ============

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                              $  1,500,143       $  1,277,805
  Accrued liabilities:
    Salaries and benefits                                            289,241            314,040
    Profit sharing contribution                                        9,000            160,000
    Warranty reserve                                                 350,000            250,000
    Real estate taxes                                                157,400            125,000
    Other                                                            499,626            463,650
  Federal and state income taxes                                     807,443            472,467
                                                                ------------       ------------
    Total current liabilities                                      3,612,853          3,062,962
                                                                ------------       ------------

Stockholders' Equity:
  Common stock, $.50 par value, 5,000,000 shares
    authorized, 1,163,443 and 1,161,243 shares issued
    and outstanding at December 31, and September 30, 1996           581,722            580,622
  Additional paid-in capital                                         282,070            275,470
  Foreign currency translation                                        78,181             17,816
  Retained earnings                                                7,006,122          6,401,546
                                                                ------------       ------------
    Total stockholders' equity                                     7,948,095          7,275,454
                                                                ------------       ------------

    Total liabilities and stockholders' equity                  $ 11,560,948       $ 10,338,416
                                                                ============       ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.



                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        For the three months ended December 31,
                                                                 1996              1995
                                                             -----------       -----------
Operating Activities:
  Net income                                                 $   685,877       $    27,299
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                137,817           105,822
    Gain on sale of land                                      (1,147,094)             --
    Changes in current operating items:
      Accounts receivable                                       (993,194)        1,590,318
      Inventories                                                 43,252          (600,197)
      Other current assets                                       (10,554)         (107,461)
      Accounts payable and accrued liabilities                   (67,534)         (767,298)
      Federal and state income taxes                             334,976          (177,745)
                                                             -----------       -----------

    Net cash provided by (used in) operating activities       (1,016,454)           70,738
                                                             -----------       -----------

Investment Activities:
  Proceeds from sale of land, net                              1,529,543              --
  Property and equipment additions, net                          (26,718)         (236,630)
  Other                                                           43,673            (4,351)
                                                             -----------       -----------

    Net cash provided by (used in) investing activities        1,546,498          (240,981)
                                                             -----------       -----------

Financing Activities:
  Cash dividends paid                                            (81,301)          (63,354)
  Issuance of common stock                                         7,700            52,499
                                                             -----------       -----------

    Net cash used in financing activities                        (73,601)          (10,855)
                                                             -----------       -----------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and
    cash equivalents                                             456,443          (181,098)
  Cash and cash equivalents at beginning of year               1,841,147         1,307,564
                                                             -----------       -----------

     Cash and cash equivalents at end of period              $ 2,297,590       $ 1,126,466
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



                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of December 31, 1996, the consolidated statements of operations and cash flows for the three months ended December 31, 1996 and December 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Form 10-K. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                      December 31        September 30
                                         1996                1996
                                      -----------        ------------
         Manufactured
          sub-assemblies and
          purchased parts             $ 2,279,938        $ 2,406,077
         Work in process and
          finished goods                1,051,298          1,068,411
                                      -----------        -----------
           Total                      $ 3,331,236        $ 3,474,488
                                      ===========        ===========

Earnings per Share -

Earnings per share are based on the weighted average number of common and common equivalent shares (where dilutive) outstanding. The number of common shares outstanding increased by 2,200 shares during the first quarter of fiscal 1997 due to the exercise of employee stock options.

2. Line of Credit:

The Company has a $3,000,000 unsecured bank line of credit which carries an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. The Company had no borrowing against the line of credit during the quarter ended December 31, 1996.

3. Stockholders' Equity:

Employee Stock Options -

During fiscal 1992, the Company adopted the 1991 Stock Plan (1991 Plan). The 1991 Plan has 210,000 shares of the Company's common stock reserved for issuance pursuant to the exercise of options. Options for 166,800 shares under the 1991 Plan were outstanding at December 31, 1996 at prices ranging from $3.50 to $7.75 per share.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

The Company's working capital of $5,857,845 at December 31, 1996, increased from $5,090,797 at September 30, 1996. This was due to the proceeds from the sale of undeveloped land on October 4, 1996. The current ratio at December 31, 1996 was
2.6 to 1 compared to 2.7 to 1 at September 30, 1996.

At a meeting on January 16, 1997, the Board of Directors of Research, Incorporated declared a regular quarterly dividend of 7 cents per share payable April 1, 1997 to shareholders of record February 28, 1997. In addition, the Board of Directors declared a special dividend of 20 cents per share, to distribute a portion of the gain recorded from the sale of the Dimension product line in September and the sale of undeveloped land in the first quarter of fiscal 1997. This special dividend will be payable on May 1, 1997 to shareholders of record on March 28, 1997.

The Company has an unsecured bank line of credit for $3,000,000. There were no borrowings against the line of credit during the three months ended December 31, 1996. The Company has no long-term debt.


Operations

Sales for the first three months of fiscal 1997 (the quarter ended December 31, 1996) amounted to $4,873,396. This was 11.3% higher than sales of $4,380,549 reported for the same period of the preceding year. The higher sales volume for the first quarter of fiscal 1997 was primarily due to the improvement in the electronics market, primarily SMT (Surface Mount Technology).

Gross profit on sales for the quarter ended December 31, 1996 was 42.3% compared to 41.2% for the first quarter last year. The increase in gross profit percentage for the first quarter of fiscal 1997 was primarily due to increased volume and product mix. Selling expenses increased to $1,419,993 (29.1% of sales) in the current quarter compared to $1,178,905 (26.9% of sales) in the first quarter of fiscal 1996, due to investments incurred in connection with the company shift from a product driven strategy to a market driven strategy and selling expenses related to the increased volume.

Expenditures for research and development increased to $481,924 (9.9% of sales) in the current quarter compared to $391,073 (8.9% of sales) for the same quarter a year ago, due to our investments in new product introductions.

General and administrative expenses were $219,959 (4.5% of sales) in the current quarter compared to $198,222 (4.5% of sales) for the same quarter a year ago.

There was a net loss from operations of $59,255 for the first quarter of fiscal 1997 as compared to a net profit from operations of $35,917 for the same quarter last year.

The first quarter of fiscal 1997 reflects a one time gain of $1,147,000 from the sale of our undeveloped land. This sale was completed on October 4, 1996. The Company continues to own 12 acres at its corporate headquarters which adequately meets its future needs.

As a result of the above, there was a net profit before income taxes of $1,101,738 for the first quarter of fiscal 1997 as compared to $47,217, in the first quarter of fiscal 1996.


Forward-Looking Information

The statements included in this report which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition and general economic conditions.


                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  [27] Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K Report dated 10-4-96, filed on 10-21-96, discussed in Item 2. (sale of land).



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RESEARCH, INCORPORATED
                                         (Registrant)



Date    2/10/97                          /s/  Claude C. Johnson
     --------------                      -------------------------------------
                                         Claude C. Johnson
                                         President,
                                         Chief Executive Officer


Date    2/10/97                          /s/  Richard L. Grose
     --------------                      -------------------------------------
                                         Richard L. Grose
                                         Treasurer