Form 10-Q
period 1997-03-31
RESEARCH INC /MN/
filed 1997-05-15
CIK 216983

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

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


________________________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 8, 1997, 1,205,943 common shares were outstanding.



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             RESEARCH, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                          March 31                         March 31
                                                 ---------------------------     ---------------------------
                                                     1997            1996           1997            1996
                                                 -----------     -----------     -----------     -----------
Net Sales                                        $ 5,816,058     $ 5,257,644     $10,689,454     $ 9,638,193
Cost of Sales                                      3,136,415       3,128,482       5,947,190       5,704,914
                                                 -----------     -----------     -----------     -----------

  Gross profit                                     2,679,643       2,129,162       4,742,264       3,933,279
                                                 -----------     -----------     -----------     -----------

Expenses:
  Selling                                          1,510,595       1,431,390       2,930,588       2,610,295
  Research and development                           666,977         458,975       1,148,901         850,048
  General and administrative                         258,589         182,063         478,548         387,076
                                                 -----------     -----------     -----------     -----------

  Total expenses                                   2,436,161       2,072,428       4,558,037       3,847,419
                                                 -----------     -----------     -----------     -----------

Income From Operations                               243,482          56,734         184,227          85,860
Other Income                                           5,913           6,791       1,166,906          18,091
                                                 -----------     -----------     -----------     -----------

Income before Taxes                                  249,395          63,525       1,351,133         103,951
Provision for Income Taxes                            96,341          18,367         512,202          38,285
                                                 -----------     -----------     -----------     -----------

Net Income                                       $   153,054     $    45,158     $   838,931     $    65,666
                                                 ===========     ===========     ===========     ===========


Earnings Per Share                               $      0.13     $      0.04     $      0.70     $      0.06
                                                 ===========     ===========     ===========     ===========

Dividends Paid Per Share                         $      0.07     $      0.07     $      0.14     $     0.125
                                                 ===========     ===========     ===========     ===========

Weighted Average Shares Outstanding (Note 1)       1,209,579       1,197,261       1,205,082       1,184,018


The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.



                             RESEARCH, INCORPORATED
                           Consolidated Balance Sheets

                                                                  (Unaudited)
                                                                    March 31,      September 30,
                                                                      1997             1996
                                                                 ------------      ------------
                                     Assets
Current Assets:
  Cash and cash equivalents                                      $  1,774,343      $  1,841,147
  Accounts receivable, net                                          3,670,561         2,366,814
  Inventories                                                       4,058,679         3,474,488
  Other current assets                                                458,936           471,310
                                                                 ------------      ------------
     Total current assets                                           9,962,519         8,153,759
                                                                 ------------      ------------

Property and Equipment:
  Land and land improvements                                           54,660           212,852
  Building                                                          2,073,024         2,073,024
  Machinery and equipment                                           4,123,510         3,863,381
  Less-accumulated depreciation                                    (4,173,092)       (4,048,814)
                                                                 ------------      ------------
    Net property and equipment                                      2,078,102         2,100,443
Other Assets                                                           72,227            84,214
                                                                 ------------      ------------

     Total assets                                                $ 12,112,848      $ 10,338,416
                                                                 ============      ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                               $  1,836,277      $  1,277,805
  Accrued liabilities:
    Salaries and benefits                                             515,157           314,040
    Profit sharing contribution                                        51,150           160,000
    Warranty reserve                                                  350,000           250,000
    Real estate taxes                                                 189,800           125,000
    Other                                                             455,681           463,650
  Federal and state income taxes                                      802,322           472,467
                                                                 ------------      ------------
    Total current liabilities                                       4,200,387         3,062,962
                                                                 ------------      ------------

Stockholders' Equity:
  Common stock, $.50 par value, 5,000,000 shares
    authorized, 1,203,943 and 1,161,243 shares issued
    and outstanding at March 31, 1997 and September 30, 1996          601,972           580,622
  Additional paid-in capital                                          419,070           275,470
  Foreign currency translation                                         56,510            17,816
  Retained earnings                                                 6,834,909         6,401,546
                                                                 ------------      ------------
    Total stockholders' equity                                      7,912,461         7,275,454
                                                                 ------------      ------------

    Total liabilities and stockholders' equity                   $ 12,112,848      $ 10,338,416
                                                                 ============      ============


The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.



                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Six months ended March 31
                                                                ----------------------------
                                                                    1997             1996
                                                                -----------      -----------
Operating Activities:
     Net income                                                 $   838,931      $    65,666
     Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation and amortization                               255,475          222,563
        Gain on sale of land                                     (1,147,094)            --
        Changes in current operating items:
            Accounts receivable                                  (1,303,747)       1,151,955
            Inventories                                            (684,191)      (1,016,085)
            Other current assets                                     12,374          (36,228)
            Accounts payable and accrued liabilities                525,121         (628,812)
            Federal and state income taxes                          329,855         (318,717)
                                                                -----------      -----------

        Net cash used in operating activities                    (1,173,276)        (559,658)
                                                                -----------      -----------

Investing Activities:
     Proceeds from sale of land, net                              1,529,543             --
     Property and equipment additions, net                         (212,672)        (352,910)
     Other                                                           30,219            8,713
                                                                -----------      -----------

        Net cash provided by (used in) investing activities       1,347,090         (344,197)
                                                                -----------      -----------

Financing Activities:
     Cash dividends paid                                           (405,568)        (144,439)
     Issuance of common stock                                       164,950           82,124
                                                                -----------      -----------

        Net cash used in financing activities                      (240,618)         (62,315)
                                                                -----------      -----------

Cash and Cash Equivalents:
        Net decrease in cash and cash equivalents                   (66,804)        (966,170)
     Cash and cash equivalents at beginning of year               1,841,147        1,307,564
                                                                -----------      -----------

     Cash and cash equivalents at end of period                 $ 1,774,343      $   341,394
                                                                ===========      ===========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.



                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three and six month periods ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the six months ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Form 10-K. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full fiscal year.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                         March 31,     September 30,
                           1997            1996
                        ----------     ----------
Manufactured
 sub-assemblies and
 purchased parts        $2,876,659     $2,406,077
Work in process and
 finished goods          1,182,020      1,068,411
                        ----------     ----------
           Total        $4,058,679     $3,474,488
                        ==========     ==========


Earnings per Share -

Earnings per share are based on the weighted average number of common and, where dilutive, common equivalent shares outstanding. The number of common shares outstanding increased by 40,500 shares during the second quarter of fiscal 1997 due to the exercise of employee stock options.

2. Line of Credit:

The Company has a $3,000,000 unsecured bank line of credit which carries an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. The Company had no borrowing against the line of credit during the six months ended March 31, 1997.

3. Stockholders' Equity:

Employee Stock Options -

During fiscal 1992, the Company adopted the 1991 Stock Plan (1991 Plan). The 1991 Plan has 210,000 shares of the Company's common stock reserved for issuance pursuant to the exercise of options. Options for 128,000 shares under the 1991 Plan were outstanding at March 31, 1997 at prices ranging from $3.50 to $7.75 per share.

4. New Accounting Pronouncement:

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. The Company is required to adopt SFAS 128 during 1998, at which time all prior year EPS data is to be restated in accordance with SFAS 128. If the Company had previously adopted the pronouncement, the effect of this accounting change on reported earnings per share data would have been substantially unchanged from what was reported.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

The Company's working capital was $5,762,132 at March 31, 1997, compared to $5,090,797 at September 30, 1996. The current ratio at March 31, 1997 was 2.4 to 1 compared to 2.7 to 1 at September 30, 1996. The increase in working capital was due to proceeds received from the sale of land in October 1996.

The Company has an unsecured bank line of credit for $3,000,000. There were no borrowings against the line of credit during the six months ended March 31, 1997. The Company has no long-term debt.


Overview

In 1996, the Company shifted from a product-driven to a market-driven strategy, to leverage its engineering expertise and to concentrate and invest resources on customers and markets that offer the best potential return. The Company identified four key markets in which it has the potential to be a dominant player: SMT (Surface Mount Technology), Graphic Arts, Glass and Infrared. In each area, the Company identified key customers and strategic partners with whom it will work closely to meet their respective needs. The Company also identified key geographic markets, particularly Asia, where it will make additional investments to capitalize on the enormous growth potential. The Company believes the SMT and Graphic Arts markets have the greatest potential for growth. In the SMT market, the Company plans to gain market share by dedicating additional resources to key customers that have ongoing needs for high quality products and excellent customer service. In the Graphic Arts market, the Company plans to increase its in-house sales staff and reduce its reliance on independent sales representatives who work with a variety of products and industries. The Company will retain relationships with representatives who are knowledgeable and focused on this market.

Strategic partnerships and high levels of customer service will be key components of the Company's market-driven strategy. While the breath of its product line will probably decrease as it focuses efforts on selected markets, the Company will invest in new product development at levels that will support its goal of achieving 50% of sales from products developed in the last three years.

The Company has implemented these changes and believes that this commitment of additional resources will result in increased future sales and profitability.


Operations

Sales for the second quarter of fiscal 1997 (the quarter ended March 31, 1997) were $5,816,058. This was 10.6% higher than sales of $5,257,644 reported for the same period of the preceding year. Sales for the first six months of fiscal 1997 were $10,689,454 compared to $9,638,193 for the first half of last year. The overall increase in sales is due to the Company's focus on key customers, product acceptance and the electronic industry's increased market demand. Sales in the SMT market increased 53% over the prior year. The sales increase in the SMT market was partially offset by the loss of approximately $800,000 of sales in the Dimension Product Line which was sold in September 1996. Management believes there will continue to be quarter to quarter fluctuations in the SMT market with the electronics industry overall projected to grow 20% per year.

Gross profit on sales for the quarter ended March 31, 1997 was 46.1% compared to 40.5% for the same quarter last year and 44.4% compared to 40.8% for the six month period ended March 31, 1997 and 1996, respectively. The increase in gross margin for the quarter ended March 31, 1997 was primarily due to increased sales volume and the product mix of sales in the SMT products. The increase in gross margin for the six months ended March 31, 1997 is due to sales of new products in the Graphic Arts and SMT product lines. In addition, warranty costs are lower for both the three and six months ended March 31, 1997.

Selling expenses were 26.0% and 27.2% of sales for the quarters ended March 31, 1997 and 1996, respectively and 27.4% and 27.1% of sales for the six months ended March 31, 1997 and 1996, respectively. Selling expenses were lower than the same quarter last year as a percentage of sales due to reduced reliance on independent sales representatives in the Graphic Arts market. Selling expenses for the six months ended March 31, 1997 compared to last year increased due to additional resources added as a result of the market-driven strategy. This was offset by the reduction in reliance on Graphic Arts independent sales representatives.

Expenditures for research and development increased to 11.5% of sales for the quarter ended March 31, 1997 from 8.7% of sales for the quarter ended March 31, 1996. Research and development expenses were 10.7% and 8.8% of sales for the six month periods ended March 31, 1997 and 1996, respectively. These expenses increased due to the Company's plan to invest in new product development in all four of its chosen markets.

General and administrative expenses were 4.4% and 3.6% of sales for the quarters ended March 31, 1997 and 1996, respectively and 4.5% and 4.0% of sales for the six months ended March 31, 1997 and 1996, respectively. General and administrative expenses increased due to costs associated with hiring and training additional personnel to support business growth.

As a result of the above, there was a consolidated net profit before income taxes of $249,395 for the second quarter of fiscal 1997 as compared to $56,734 for the same quarter last year. The net profit for the first six months of fiscal 1997 was $1,351,133, which includes a one time gain on sale of land, as compared to $103,951 for the same period last year.


Forward-Looking Information

The statements included in this report which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect future results are the effectiveness of new product introductions, the product mix of sales, the amount of sales generated, volatility in the major markets, competition and general economic conditions.



                           Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of the shareholders of Research, Incorporated was held on January 16, 1997. There were 1,161,443 shares of common stock entitled to vote at the meeting and a total of 1,006,130 shares were represented at the meeting.

         (c) A proposal was made to amend the Company's bylaws to decrease the number of members on the Board of Directors from six to five. Shares were voted as follows:

                     For              Against          Abstain
                  ---------           -------          -------
                  958,777             36,755           10,598

         (b) Five directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                                    For             Against
                                                  -------           -------
                  James R. Anderson               993,407           12,723
                  Claude C. Johnson               994,117           12,013
                  Edward L. Lundstrom             993,417           12,713
                  Gerald E. Magnuson              994,340           11,790
                  Charles G. Schiefelbein         994,417           11,713

         (c) A proposal was made to ratify and approve the appointment of Arthur Andersen as the Company's independent auditors for 1997. Shares were voted as follows:

                     For              Against          Abstain
                  ---------           -------          -------
                  971,952             25,616            8,562


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


                                            RESEARCH, INCORPORATED
                                            (Registrant)




Date   5/13/97                              /s/  Claude C. Johnson
     -------------                          -----------------------------------
                                            Claude C. Johnson
                                            President,
                                            Chief Executive Officer


Date   5/13/97                              /s/  Richard L. Grose
     -------------                          -----------------------------------
                                            Richard L. Grose
                                            Treasurer