Form 10-Q/A
period 1997-03-31
RESEARCH INC /MN/
filed 1997-07-02
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

(Mark One)
__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387

                             RESEARCH, INCORPORATED
-------------------------------------------------------------------------------
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


-------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.


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
                                   (Unaudited)

                                                  Three Months Ended          Six Months Ended
                                                       March 31                   March 31
                                               -------------------------   -------------------------
                                                  1997          1996          1997          1996
                                               -----------   -----------   -----------   -----------
Net Sales                                      $ 5,816,058   $ 5,257,644   $10,689,454   $ 9,638,193
Cost of Sales                                    3,136,415     3,128,482     5,947,190     5,704,914
                                               -----------   -----------   -----------   -----------

  Gross profit                                   2,679,643     2,129,162     4,742,264     3,933,279
                                               -----------   -----------   -----------   -----------

Expenses:
  Selling                                        1,510,595     1,431,390     2,930,588     2,610,295
  Research and development                         666,977       458,975     1,148,901       850,048
  General and administrative                       258,589       182,063       478,548       387,076
                                               -----------   -----------   -----------   -----------

  Total expenses                                 2,436,161     2,072,428     4,558,037     3,847,419
                                               -----------   -----------   -----------   -----------

Income From Operations                             243,482        56,734       184,227        85,860
Other Income                                         5,913         6,791     1,166,906        18,091
                                               -----------   -----------   -----------   -----------

Income before Taxes                                249,395        63,525     1,351,133       103,951
Provision for Income Taxes                          96,341        18,367       512,202        38,285
                                               -----------   -----------   -----------   -----------

Net Income                                     $   153,054   $    45,158   $   838,931   $    65,666
                                               ===========   ===========   ===========   ===========


Earnings Per Share                             $      0.13   $      0.04   $      0.70   $      0.06
                                               ===========   ===========   ===========   ===========

Dividends Paid Per Share                       $      0.07   $      0.07   $      0.14   $     0.125
                                               ===========   ===========   ===========   ===========

Weighted Average Shares Outstanding (Note 1)     1,209,579     1,197,261     1,205,082     1,184,018


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





                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six months ended March 31
                                                              --------------------------
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




THE PURPOSE OF THIS AMENDMENT IS TO AMEND ITEMS 1 & 2 TO READ AS SET FORTH
HEREIN:

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

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                  March 31,            September 30,
                                    1997                   1996
                                -----------            -----------

Manufactured
  sub-assemblies and
  purchased parts               $ 2,876,659            $ 2,406,077
Work in process and
  finished goods                  1,182,020              1,068,411
                                -----------            -----------
        Total                   $ 4,058,679            $ 3,474,488
                                ===========            ===========


Warranty Reserve -

An analysis of reserves for product warranties are performed on a quarterly basis by reviewing the status of new product introductions, trends of warranty expense by product and internal management information to identify known or potential defects and the estimated warranty exposure.


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital


The Company's working capital was $5,762,132 at March 31, 1997, compared to $5,090,797 at September 30, 1996. The current ratio at March 31, 1997 was 2.4 to 1 compared to 2.7 to 1 at September 30, 1996. The increase in working capital was due to proceeds received from the sale of land in October 1996. The increase in accounts receivable at March 31, 1997 as compared to September 30, 1996, is due to the timing of shipments.

The warranty reserves have increased to reflect the increase in warranty costs and anticipated exposure in the SMT reflow ovens which have the highest level of new product sales as compared to other product lines and to reflect an increase in the Company's warranty period for SMT reflow ovens which was put into effect during the first quarter.

The reserve for product warranties represents management's estimate of warranty expense over the next six months. The Company's experience has been that most warranty charges occur at the time of product introduction or is due to non-recurring events. Accordingly, after separating out one-time events, such reserve generally represents approximately one-half year's claims.


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


On September 27, 1996, the Company sold its Dimension product in order to concentrate on products and markets in which the Company has potential to be a dominant player. The Dimension product was an industrial process controller designed for applications requiring sophisticated control without a mainframe computer. While the Dimension product was an excellent product, it served a broad market, of which the Company controlled only a small percentage. Eurotherm is a market leader with the resources to support this product. Eurotherm has agreed to supply the Company with Dimension systems, which it will continue to use as part of its total system solution packages for its customers.

Operations

Sales for the second quarter of fiscal 1997 (the quarter ended March 31, 1997) were $5,816,058. This was 10.6% higher than sales of $5,257,644 reported for the same period of the preceding year. Sales for the first six months of fiscal 1997 were $10,689,454 compared to $9,638,193 for the first half of last year. The overall increase in sales is due to the Company's focus on key customers, product acceptance and the electronic industry's increased market demand. Sales in the SMT market increased 53% over the prior year. Management believes there will continue to be quarter to quarter fluctuations in the SMT market with the electronics industry overall projected to grow 20% per year. Such fluctuations have been typical in the electronics industry as demand for electronic products, such as personal computers, has fluctuated. The sales increase in the SMT market was partially offset by the loss of approximately $800,000 of sales in the Dimension product which was sold in September 1996.

Gross profit on sales for the quarter ended March 31, 1997 was 46.1% compared to 40.5% for the same quarter last year and 44.4% compared to 40.8% for the six month period ended March 31, 1997 and 1996, respectively. The increase in gross margin for the quarter ended March 31, 1997 was primarily due to increased sales volume, the product mix of sales in the SMT product line and lower warranty costs. The increase in gross margin for the six months ended March 31, 1997 is due to sales of new products in the Graphic Arts and SMT product lines and lower warranty cost. Gross margins in the previous year were affected by initial production costs and product warranty expense associated with new product introductions in the SMT product line and lower gross margins of 5% from the Dimension products. Warranty expenses incurred in the prior year were related to correctable, non-recurring retrofit changes and the integration of a new controller in the SMT reflow oven product line. Management has implemented design review procedures which it believes will prevent future occurrences.


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


As a result of the above, there was a consolidated net profit before income taxes of $249,395 for the second quarter of fiscal 1997 as compared to $56,734 for the same quarter last year. The net profit for the first six months of fiscal 1997 was $1,351,133, which includes a one time gain on sale of land, as compared to $103,951 for the same period last year. The gain on the sale of the land of $1,147,094 is net of $312,043 of expenses such as site preparation and professional fees.


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


                                           RESEARCH, INCORPORATED
                                             (Registrant)


Date   7/1/97                             /s/  Claude C. Johnson
                                          ---------------------------------
                                          Claude C. Johnson
                                          President,
                                          Chief Executive Officer


Date   7/1/97                             /s/  Richard L. Grose
                                          ---------------------------------
                                          Richard L. Grose
                                          Treasurer