Form 10-Q
period 1997-06-30
RESEARCH INC /MN/
filed 1997-08-14
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

As of August 11, 1997, 969,174 common shares were outstanding.

                             PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                             RESEARCH, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended          Nine Months Ended
                                                                  June 30                    June 30
                                                        -------------------------   -------------------------
                                                            1997         1996           1997          1996
                                                        -----------   -----------   -----------   -----------
         Net Sales                                      $ 5,622,206   $ 5,792,896   $16,311,660   $15,431,089
         Cost of Sales                                    3,146,673     3,499,273     9,093,863     9,204,187
                                                        -----------   -----------   -----------   -----------

           Gross profit                                   2,475,533     2,293,623     7,217,797     6,226,902
                                                        -----------   -----------   -----------   -----------

         Expenses:
           Selling                                        1,367,981     1,530,553     4,298,569     4,140,848
           Research and development                         727,235       396,654     1,876,136     1,246,702
           General and administrative                       267,051       165,234       745,599       552,310
                                                        -----------   -----------   -----------   -----------

           Total expenses                                 2,362,267     2,092,441     6,920,304     5,939,860
                                                        -----------   -----------   -----------   -----------

         Income From Operations                             113,266       201,182       297,493       287,042
         Other Income                                           701            91     1,167,607        18,182
                                                        -----------   -----------   -----------   -----------

         Income before Taxes                                113,967       201,273     1,465,100       305,224
         Provision for Income Taxes                          44,848        80,246       557,050       118,531
                                                        -----------   -----------   -----------   -----------

         Net Income                                     $    69,119   $   121,027   $   908,050   $   186,693
                                                        ===========   ===========   ===========   ===========


         Earnings Per Share                             $      0.06   $      0.10   $      0.77   $      0.16
                                                        ===========   ===========   ===========   ===========

         Dividends Paid Per Share                       $      0.07   $      0.07   $      0.41   $     0.195
                                                        ===========   ===========   ===========   ===========

         Weighted Average Shares Outstanding (Note 1)     1,186,527     1,196,936     1,184,657     1,198,934


The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                             RESEARCH, INCORPORATED
                           Consolidated Balance Sheets


                                                                  (Unaudited)
                                                                    June 30         September 30
                         Assets                                       1997              1996
                                                                  ------------      ------------
 Current Assets:
   Cash and cash equivalents                                      $    432,656      $  1,841,147
   Accounts receivable, net                                          3,465,625         2,366,814
   Inventories                                                       4,831,461         3,474,488
   Other current assets                                                467,208           471,310
                                                                  ------------      ------------

      Total current assets                                           9,196,950         8,153,759
                                                                  ------------      ------------

 Property and Equipment:
   Land and land improvements                                           54,660           212,852
   Building                                                          2,139,745         2,073,024
   Machinery and equipment                                           4,386,748         3,863,381
   Less-accumulated depreciation                                    (4,277,148)       (4,048,814)
                                                                  ------------      ------------

     Net property and equipment                                      2,304,005         2,100,443
                                                                  ------------      ------------

 Other Assets                                                           68,448            84,214
                                                                  ------------      ------------

      Total assets                                                $ 11,569,403      $ 10,338,416
                                                                  ============      ============

                   Liabilities and Stockholders' Equity

 Current Liabilities:
   Notes payable                                                  $  1,331,998      $       --
   Accounts payable                                                  1,590,149         1,277,805
   Accrued liabilities:
     Salaries and benefits                                             447,396           314,040
     Profit sharing contribution                                        93,250           160,000
     Warranty reserve                                                  350,000           250,000
     Real estate taxes                                                 151,275           125,000
     Other                                                             363,630           463,650
   Federal and state income taxes                                      836,724           472,467
                                                                  ------------      ------------
     Total current liabilities                                       5,164,422         3,062,962
                                                                  ------------      ------------

 Stockholders' Equity:
   Common stock, $.50 par value, 5,000,000 shares authorized,
     969,174 and 1,161,243 shares issued and outstanding at
     June 30, 1997 and September 30, 1996                              484,587           580,622
   Additional paid-in capital                                          428,258           275,470
   Foreign currency translation                                         69,135            17,816
   Retained earnings                                                 5,423,001         6,401,546
                                                                  ------------      ------------
     Total stockholders' equity                                      6,404,981         7,275,454
                                                                  ------------      ------------

     Total liabilities and stockholders' equity                   $ 11,569,403      $ 10,338,416
                                                                  ============      ============


The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                              Nine Months Ended June 30,
                                                              --------------------------
                                                                  1997           1996
                                                              -----------    -----------
Operating Activities:
     Net income                                               $   908,050    $   186,693
     Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation and amortization                             387,243        345,471
        Gain on sale of land                                   (1,147,094)          --
        Changes in current operating items:
            Accounts receivable                                (1,098,811)       872,103
            Inventories                                        (1,456,973)      (730,765)
            Other current assets                                    4,102        (65,370)
            Accounts payable and accrued liabilities              122,756       (389,559)
            Federal and state income taxes                        364,257       (238,815)
                                                              -----------    -----------

        Net cash used in operating activities                  (1,916,470)       (20,242)
                                                              -----------    -----------

Investing Activities:
     Proceeds from sale of land, net                            1,529,543           --
     Property and equipment additions, net                       (562,262)      (578,630)
     Other                                                         38,542          8,034
                                                              -----------    -----------

        Net cash provided by (used in) investing activities     1,005,823       (570,596)
                                                              -----------    -----------

Financing Activities:
     Cash dividends paid                                         (473,357)      (225,709)
     Issuance of common stock                                     175,513         88,968
     Repurchase of common stock                                  (765,998)          --
     Net borrowing under line of credit                           565,998           --
                                                              -----------    -----------

        Net cash used in financing activities                    (497,844)      (136,741)
                                                              -----------    -----------

Cash and Cash Equivalents:
        Net decrease in cash and cash equivalents              (1,408,491)      (727,579)
     Cash and cash equivalents, at beginning of year            1,841,147      1,307,564
                                                              -----------    -----------

     Cash and cash equivalents at end of period               $   432,656    $   579,985
                                                              ===========    ===========

Supplemental Cash Flow Information:
     Noncash financing activity:
        Repurchase of common stock through
          issuance of notes payable                           $   766,000    $      --


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

                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and nine month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the nine months ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Form 10-K. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full fiscal year.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                   June 30     September 30
                                    1997            1996
                                 ----------     ----------
         Raw materials and
          purchased parts        $3,510,858     $2,406,077
         Work in process and
          finished goods          1,320,603      1,068,411
                                 ----------     ----------
           Total                 $4,831,461     $3,474,488
                                 ==========     ==========

Warranty Reserve -

An analysis of reserves for product warranties are performed on a quarterly basis by reviewing the status of new product introductions, trends of warranty expense by product, and internal management information to identify known or potential defects and the estimated warranty exposure.

Earnings per Share -

Earnings per share are based on the weighted average number of common and, where dilutive, common equivalent shares outstanding. The number of common shares outstanding decreased by a net of 192,069 shares during the nine months ended June 30, 1997 due to the exercise of 45,450 employee stock options, and the repurchase of 237,519 shares from a major stockholder.

2.  Line of Credit:

The Company has a $3,000,000 unsecured bank line of credit which carries an interest rate equal to the bank's base (prime) rate with no compensating balance requirements.

3.  Stockholders' Equity:

Employee Stock Options -

During fiscal 1992, the Company adopted the 1991 Stock Plan (1991 Plan). The 1991 Plan has 210,000 shares of the Company's common stock reserved for issuance pursuant to the exercise of options. Options for 123,250 shares under the 1991 Plan were outstanding at June 30, 1997 at prices ranging from $4.75 to $7.75 per share.

Stock Repurchase -

On May 28, 1997, the Company repurchased 237,519 shares of common stock from a major stockholder through the issuance of a note payable to the stockholder and through borrowing under the Company line of credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

The Company's working capital was $4,032,528 at June 30, 1997 compared to $5,090,797 at September 30, 1996. The current ratio at June 30, 1997 was 1.8 to 1 compared to 2.7 to 1 at September 30, 1996. The net change in working capital was due to proceeds from the sale of land in October 1996 of $1,529,543, the repurchase of common stock of $1,531,998, and increases in inventory and accounts receivable of $1,456,973 and $1,098,811, respectively. The increase in accounts receivable is due to timing of shipments. The increase in inventory was due to delays in customer orders, new products awaiting customer acceptance in both the Surface Mount Technology (SMT) and Graphic Arts products, and the ability to meet customer expectations for shorter deliveries.

The warranty reserves have increased to reflect the increase in warranty costs and anticipated exposure in the SMT reflow ovens. These ovens have the highest level of new product sales and their warranty period was increased as of the first quarter of fiscal 1997.

The reserve for product warranties represents management's estimate of warranty expense over the next six months. The Company's experience has been that most warranty charges occur at the time of product introduction or are due to non-recurring events. Accordingly, after separating out one-time events, such reserve generally represents approximately one-half year's claims.

The Company has an unsecured bank line of credit for $3,000,000. At June 30, 1997 the Company had borrowings of $565,998 at the prime rate under the line of credit and a short term note payable of $766,000 at 8.5% due January 15, 1998. The borrowings were to finance the repurchase of stock and meet work capital requirements. The Company expects to utilize the line of credit to finance operations through Fiscal 1998. The Company has no long term debt.

Overview

In 1996, the Company shifted from a product-driven to a market-driven strategy, to leverage its engineering expertise and to concentrate and invest resources on customers and markets that offer the best potential return. The Company identified four key markets in which it has the potential to be a dominant player: SMT, Graphic Arts, Glass, and Infrared. In each area, the Company identified key customers and strategic partners with whom it will work closely to meet their respective needs. The Company also identified key geographic markets, particularly Asia, where it will make additional investments to capitalize on the enormous growth potential. The Company believes the SMT and Graphic Arts markets have the greatest potential for growth. In the SMT market, the Company plans to gain market share by dedicating additional resources to key customers that have on going needs for high quality products and excellent customer service. In the Graphic Arts market, the Company plans to increase its in-house sales staff and reduce its reliance on independent sales representatives who work with a variety of products and industries. The Company will retain relationships with representatives who are knowledgeable and focused on this market.

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

Operations

Sales for the quarter ending June 30, 1997 were $5,622,206 compared to $5,792,896 for the same quarter last year. Sales (excluding Dimension sales of approximately $600,000 for the third quarter of 1996), increased 8% over the third quarter in the prior year. Sales for the first nine months of fiscal 1997 were $16,311,660 compared to $15,431,089 for the first nine months of fiscal 1996. Sales (excluding Dimension sales of approximately $1,400,000 for the first nine months of 1996) increased 16% over the prior year due primarily to the increase in sales in the SMT market.

Gross profit on sales for the quarter ended June 30, 1997 was 44.0% compared to 39.6% for quarter ended June 30, 1996 and 44.2% compared to 40.4% for the nine month periods ended June 30, 1997 and 1996, respectively. The increase in gross margin for the quarter ended June 30, 1997 was primarily due to the product mix of sales in the SMT product line and lower warranty costs. Gross margins increased from 40.4% to 44.2% on a year to date basis. The increase in gross margin for the nine months ended June 30, 1997 is due to sales of new products in the Graphic Arts and SMT product lines and lower warranty costs. Gross margins in the previous year were affected by initial production costs and product warranty expense associated with new product introductions in the SMT product line and lower gross margins from Dimension products. Warranty expenses incurred in the prior year were related to correctable, non-recurring retrofit changes and the integration of a new controller in the SMT reflow oven product line. Management has implemented design review procedures which it believes will prevent future occurrences.

Selling expenses were 24.3% and 26.4% of sales for the quarters ended June 30, 1997 and 1996, respectively and 26.4% and 26.8% of sales for the nine months ended June 30, 1997 and 1996, respectively. Selling expenses were lower than the same quarter last year as a percentage of sales due to reduced reliance on independent sales representatives in the Graphic Arts market. Selling expenses for the nine months ended June 30, 1997 compared to last year, decreased due to reduced reliance on Graphic Arts independent sales representatives and the sale of the Dimension product line.

Expenditures for research and development increased from 6.8% of sales for the quarter ended June 30, 1996 to 12.9% of sales for the quarter ended June 30, 1997. Research and development expenses were 11.5% and 8.1% of sales for the nine month periods ended June 30, 1997 and 1996, respectively. These expenses increased due to the Company's plan to increase its investment in new product development in its major markets. This investment is in line with its goal to generate 50% of sales from new products (developed in the last 3 years). The significant increase in the quarter ended June 30, 1997 compared to the same period last year was due mostly to research and development on products for the SMT and Graphic Arts markets.

The Company has shifted the emphasis of its research and development efforts from product adaptations, extensions and enhancements to new product solutions for its chosen markets. This will require significant investment and development of new customer relationships. The Company expects to invest in excess of 10% of sales on these efforts.

General and administrative expenses were 4.7% and 2.9% of sales for the quarters ended June 30, 1997 and 1996, respectively and 4.6% and 3.6% of sales for the nine months ended June 30, 1997 and 1996, respectively. General and administrative expenses increased due to costs associated with hiring and training additional personnel to support business growth. Although the Company will invest in new business systems and processes, the Company expects these expenses to be leveraged and to provide future productivity improvements.

As a result of the above, there was a consolidated net profit before income taxes of $113,967 for the third quarter of fiscal 1997 as compared to $201,273 for the same quarter last year. The results for the quarter were impacted favorably by higher gross margins and lower selling expenses, offset by higher research and development and general and administrative expenses. The net profit for the first nine months of fiscal 1997 was $1,465,100 which includes a one time gain on sale of land as compared to $305,224 for the same period last year. The gain on the sale of the land of $1,147,094 is net of $312,043 of expenses such as site preparation and professional fees.

Forward-Looking Information

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated in the SMT and Graphics Arts markets and strategic partner relationships.

                           Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  [4.1] Amendment to Line of Credit Agreement between Norwest Bank Minnesota N.A. and the Company dated May 21, 1997

                  [27] Financial Data Schedule

         (b)      Reports on Form 8-K
                  Form 8-K Report dated May 28, 1997, filed on June 10, 1997, reporting Item 2 of 8-K (stock repurchase by the Company)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          RESEARCH, INCORPORATED
                          (Registrant)




Date 8/13/97              /s/ Claude C. Johnson
     -------              -----------------------------
                          Claude C. Johnson
                          President and
                          Chief Executive Officer


Date 8/13/97              /S/ Richard L. Grose
     -------              -----------------------------
                          Richard L. Grose
                          Treasurer