Form 10-K
period 1997-09-30
RESEARCH INC /MN/
filed 1997-12-12
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X       Annual report pursuant to section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the fiscal year ended September 30, 1997 or


         Transition report pursuant to section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the transition period from ___________ to
         ____________.


Commission file number    0-2387

                             RESEARCH, INCORPORATED
             (Exact name of the Company as specified in its charter)

              Minnesota                                41-0908058
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

P.O. Box 24064, Minneapolis, Minnesota                    55424
(Address of principal executive office)                 (Zip Code)

(The Company's telephone number, including area code) (612) 941-3300

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

               None
-----------------------------------    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock with a par value of $.50 per share         NASDAQ Symbol RESR
-----------------------------------------------   ------------------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the common shares held by nonaffiliates was approximately $ 6.8 million based upon the closing sale price of the Company's common stock as of December 5, 1997.

As of December 9, 1997; 986,674 common shares were outstanding.

Documents incorporated by reference:

1) Portions of the Proxy Statement dated December 11, 1997, for the Annual Meeting of Shareholders to be held on January 15, 1998, are incorporated by reference into Part III.

                             RESEARCH, INCORPORATED

                                     PART I

Item 1.   Business

     (a)  General Development of the Business

          Research, Incorporated (the "Company") is engaged in the design, manufacturing and sale of complete product solutions based on its core competencies: precise heating and control. The Company's primary focus is on high growth markets including Graphic Arts (ink drying), SMT (solder reflow for surface mount technology), (BGA) ball-grid array,
          (CSP) chip scale packaging and Plastics. BGA and CSP are segments of the semi-conductor industry. Applications for the Company's products include, solder reflow for assembly of surface mount printed circuit boards and chip production, ink drying for on demand printing, forming of plastics, tube shrinking, materials testing, curing/finishing and glass melting.

          During the past year the Company refocused its efforts from a product-driven company to a market-driven company. The global market for the Company's products includes the United States, Canada, Europe, Asia, Australia, Latin America and South America. Sales are made both direct and through independent sales representatives and distributors. The Company currently operates as one business segment through four operating divisions: Drying, Thermal Solutions, Control Systems and Research International. Company operations are located in Eden Prairie, Minnesota, a suburb of Minneapolis, with a subsidiary, Research Incorporation Limited, operating as a manufacturing site and European sales office in Humberside, England.

          On November 8, 1995 the Company established a FSC (Foreign Sales Corporation) to obtain export incentives related to Research Incorporated's increasing international sales activities.

          Also refer to Note 4 and Note 7 of Item 14, Notes to Consolidated Financial Statements, included elsewhere in this report.

          Research, Incorporated was organized as a Minnesota corporation in October 1966, and prior to that date, operated as the R-I Controls Division of a predecessor company which was formed in 1952. Research Inc. is located at 2465 Flying Cloud Drive, Eden Prairie, Minnesota 55344.

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

                    RESEARCH INTERNATIONAL DIVISION The electronics manufacturing market segments addressed by the Research International Division are characterized by exponential growth with technology rapidly accelerating to stay ahead of obsolescence. Surface mount technology (SMT) and ball-grid array (BGA) represent the most advanced processes for creating solder-connections to silicon chips. Automation provided by Research International's reflow ovens enable semiconductor manufacturers and assemblers around the world to remain competitive, low cost producers. The microcircuits that pass through Research International's reflow ovens become the electronic intelligence of computer workstations, laptops and palmtops, as well as cellular phones, pagers and other high demand wireless communications products.

                    Research International plans to gain market share through technology leadership, market driven to address customers future needs and leadership in customer service and satisfaction.

                    The No-Clean feature of Research International's MicriFlo(TM) and ThermaFlo(TM) ovens for SMT as well as its ChipFlo(TM) oven for BGA introduced in the third quarter of 1997, enables manufacturers to operate their systems without costly, periodic stops (up to 24 hours per month) to clean flux buildup in the heater cavities. In the semi-conductor manufacturing environment, such interruptions add significant costs to their operations.

                    The low velocity nitrogen convection (LVNC) feature of the ChipFlo oven enables solder leads to be bonded onto substrate film without flutter or air movement interfering with the bonding process. Similarly, the DeltaFlo 10LN oven, introduced in the second quarter of 1997, extends low nitrogen capabilities to fan-forced convection reflow ovens for manufacturers of high volume SMT circuit cards.

                    Research International markets its products through independent sales representatives utilizing advertising, tradeshows and rapid customer response and excellent customer support to gain market share.

                    DRYING DIVISION
                    The Drying Division, an offshoot of the Company's Thermal Solutions Division, was formed in 1997 to focus on opportunities in the ink-drying segment of the graphic arts market. The printing industry's quest for top speeds and enhanced productivity created the need for the Drying Division's products, which dry ink rapidly as it is applied.

                    Product advantages such as precise heat control that preserves the integrity of the printed piece, speeds of up to 1,000 feet per minute, smaller machine footprints, and lower power requirements have earned the division a 50 percent share of the market segment it serves. The division estimates the size of the overall ink drying market worldwide to be approximately $800 million annually.

                    The division has primarily concentrated its efforts on the high-end, ink-jet printing market niche, through a strategic supplier relationship with Scitex Digital Printing, Inc., the world's leading supplier of ink-jet printing equipment used for high-volume, high-speed print applications such as lottery tickets, magazine sweepstakes, and direct mail. The Drying Division has created a full line of products including the Speed-Dri(R) and Web-Dri(R), along with the new Roll-Dri(TM), to work in tandem with Scitex printers. This broad product line gives users the ability to choose a dryer that gives them the appropriate combination of speed, size, power, and price to ensure the highest return on their investment.

                    One of the fastest growing markets for the division's products is Asia. Despite the recent fluctuations in Asian financial markets, the consumer movement in the region is flourishing, direct mail solicitations and database development are in the beginning stages, and variably printed business forms are growing in importance. The Drying Division has the market development strategy in place to take advantage of these trends, while minimizing its exposure. Scitex has expanded into the Asian market and brought with it a need for high-speed dryers. Because space and electricity are at a premium throughout Asia, doing business in the region demands that dryers run on lower power and have smaller footprints. To meet these requirements, the division developed the Roll-Dri, which reduces energy consumption by more than 50 percent, while running at high speeds.

                    Smaller printers also need high speeds in order to compete. Over the last 12 months, several manufacturers introduced new, moderately priced ink-jet printers to meet the requirements of smaller letter shops that serve the short-run direct mail niche. Since the printers are attractively priced, users can afford to offer their customers versatile ink-jet production as an alternative to preprinted glued labels. Research, Inc.'s new Speed-Dri, which was introduced in April of this year, was designed to serve smaller printers in the short-run, on-demand print marketplace.

                    THERMAL SOLUTIONS DIVISION
                    The Thermal Solutions Division (TSD) advances the corporate core competency of precise heat control. TSD created a family of products using IR in the brand, such as the SpotIR series, infrared spot heaters and ChambIR series, infrared chamber heaters. TSD addresses multiple markets including plastics, metal processing, and coatings as well as paper processing. TSD is one of the few manufacturers using "instant on/off" infrared lamps and reflectors, with advantages over competing hot-wall or hot-air processes in terms of energy efficiency, accuracy of focus, high heating rates, and temperature control. The Thermal Solutions Division develops products providing focused heat and complete product solutions for customers. These products are marketed through independent sales representatives who are knowledgeable in the targeted markets.

                    SYSTEMS DIVISION
                    The Systems Division has established itself worldwide as a premier systems integrator and designer of control systems for glass manufacturing. In this specialized market, which has migrated primarily to the Pacific Rim in recent year, manufacturers of glass containers, fiberglass and glass for construction tend to use outside systems integrators to design and periodically upgrade their melting processes.

                    The Systems Division has two market-driven strategic thrusts. First, the division is building its business as a systems integrator, specifying whatever hardware and software components are best suited to the requirements of the unit. Second, the division is expanding the market penetration of its GlassMaster(TM) Control Systems for combined system control of glass manufacturing, along with its GlassMaster for Windows(R) software introduced last year. With positive customer acceptance at installations in 1997, the division is now applying this product formula to power control systems within the glass market. The Systems Division is also working on a small-systems growth plan with TSD to develop complete solutions using the Company's core heat-control technology to address growth opportunities. One such total solution product currently under development incorporates heater, framework, control, and cooler in a single package.

                    The Systems Division controls a 5 to 10 percent share of its market segment, including relationships with a number of premier glass manufacturers.

             (ii) Product Investment - The Company increased expenditures for research and development to 11 percent of sales, which is significantly higher than the average for its industries. Included in this expenditure was funding for the development of a first-to-market product solution to be introduced in fiscal 1998 intended to position the Company in the forefront of the industry.

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

             (vi) Working Capital Requirements - The practices of the Company relating to working capital items are not considered unusual. The Company carries inventory to support customers short demand requirements.

             (vii) Customers - The Company has one customer that accounted for 19% of net sales and 20% of accounts receivable in 1997. The Company has another customer that accounted for 12% and 11% of net sales during 1997 and 1996, respectively, and 10% of accounts receivable as of September 30, 1997 and 1996.

             (viii) Backlog - The dollar amount of the Company's backlog of orders from operations believed to be firm at September 30, 1997, was $2,730,000; at September 30, 1996, it was
                    $2,356,000. It is anticipated that

                    $2,330,000 of the September 30, 1997 backlog will be shipped in the subsequent 12-month period. Backlog has no unusual significance to the business of the Company.

             (ix) Government Contracts - Government contracts which may be subject to renegotiation of profits or termination do not constitute a material portion of the Company's business.

             (x) Competition - The Company's business is highly competitive, particularly in the areas of price, service and product performance. Competition involves hundreds of companies -- ranging from companies which are much smaller than the Company to large companies in the electronics, printing, plastics and glass manufacturing industries.

             (xi) Research and Development - The Company incurred expenses of approximately $2,581,000, $1,735,000 and $1,682,000 in fiscal years 1997, 1996, and 1995, respectively, on Company-sponsored research activities related to the development of new products, new related products and to the improvement of existing products. No material funds were expended for customer-sponsored research activities.

             (xii) Environmental Regulations - Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

             (xiii) Employees - At September 30, 1997, the Company had 180 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

          (1) The Company has a subsidiary in the United Kingdom. The results of its operations were not material to the Company. Export sales involve sales to customers primarily in Asia, Latin America, Europe, Canada and Australia. See Note 6, "Foreign Sales" of the Notes to Consolidated Financial Statements.

          (2)  Not applicable.

          (3)  Not applicable.


Item 2.   Properties

          The Company's plant and office, which are owned in fee, are located on approximately 12 acres of property at 6425 Flying Cloud Drive, Eden Prairie, Minnesota. The facilities consist of 90,000 square feet of completely air-conditioned space deemed suitable for light manufacturing and office use. Management considers these facilities to be in good condition, well-maintained, and adequate for its current operations. On October 4, 1996, the first quarter of fiscal 1997, the Company completed the sale of 13.1 acres of undeveloped land. The Company's subsidiary in the U.K. is operated in a 5,000 square foot leased facility.


Item 3.   Legal Proceedings

          The Company is not a party to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

Item 4A.  Executive Officers

          None of the executive officers of the Company has any family relationship with any other officer, and all officers serve at the pleasure of the Board of Directors. The following table sets forth other information regarding the Company's executive officers:

          NAME             AGE      POSITION                       OFFICER SINCE
          ----             ----     --------                       -------------
          B.E. Bailey       49      Vice President                      1992

          D.G. Brady        55      Vice President                      1990

          R.L. Grose        47      Treasurer                           1997

          C.C. Johnson      53      President, CEO and Director         1984

          G.E. Magnuson     67      Secretary and Director;             1975
                                    Of Counsel, Lindquist & Vennum
                                    P.L.L.P.

          K.M. O'Rourke     40      Vice President                      1993

          G.W. Sangster     68      Vice President                      1976


          There are no arrangements or understandings between any of the officers and any other person pursuant to which any of them was selected as an officer.

          Messrs. Johnson, Brady, Bailey, Sangster and Ms. O'Rourke have each been employed by the Company for more than five years. Mr. Johnson became President and Chief Executive Officer in July of 1992; Mr. Magnuson was a partner with Lindquist & Vennum P.L.L.P until January 1995, at which time he became Of Counsel for Lindquist & Vennum P.L.L.P. Mr. Magnuson has been a director and secretary of the Company for more than five years. Mr. Brady became Vice President in November 1990; Mr. Bailey became Vice President in November 1991;. Ms. O'Rourke became Vice President in November 1993; previously Ms. O'Rourke was Manager of Human Resources. Mr. Grose became Treasurer in January of 1997; previously he was Controller. He was hired in November 1992.

                                     PART II

Item 5.   Market for The Company's Common Stock and Related Stockholder Matters

     (a) & (c)  Market Information  and Dividends

          Dividends paid and price range per share of common stock is as follows:

          Stock is traded on the over-the-counter market, NASDAQ symbol (RESR)

                                                                   Bid Price Range
                                                                   ---------------
                                   Dividends Paid            1997                   1996
                                   --------------            ----                   ----

         During Quarter Ended      1997       1996      High        Low        High        Low
         --------------------------------------------------------------------------------------
         December 31               $.07      $.055      6-3/4      4-3/4       9-1/2      7-1/2
         March 31                   .07       .070      9-1/2      4-7/8       8          6-1/2
         June 30                   .27*       .070      9-3/4      5-1/2       8          6-1/2
         September 30               .07       .070      10         6-1/2       8-1/4      6
         --------------------------------------------------------------------------------------
         TOTAL                     $.48      $.265
         =========================================

          * INCLUDES A ONE-TIME SPECIAL DIVIDEND OF $.20 FROM THE SALE OF THE DIMENSION PRODUCT LINE AND SALE OF LAND.

     (b)  Holders

          The number of holders of record of the Company's common stock as of December 2, 1997, was 600. The Company estimates that an additional 330 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Item 6.   Selected Financial Data

CONSOLIDATED FINANCIAL SUMMARY


(In thousands, except per share data)
For the Years ended September 30                        1997          1996         1995         1994         1993
------------------------------------------------   ---------     ---------    ---------    ---------    ---------
Consolidated Operations:
  Net sales                                        $  22,843     $  19,661    $  20,923    $  18,163    $  15,613
  Gross profit                                        10,085         7,955        9,019        7,947        6,989
    Percent of sales                                    44.1%         40.5%        43.1%        43.8%        44.8%
  Income from operations                                 551            89          903          661          533
  Gain on sale of land                                 1,147          --           --           --           --
  Gain on sale of product line                          --             344         --           --           --
  Interest income (expense)                               (3)           25           49           64           87
  Income before income taxes                           1,695           458          952          725          620
    Percent of sales                                     7.4%          2.3%         4.6%         4.0%         4.0%
  Income tax provision                                   578           168          325          228          217
  Net income                                       $   1,117     $     290    $     627    $     497    $     403
    Percent of sales                                     4.9%          1.5%         3.0%         2.7%         2.6%
------------------------------------------------   ---------     ---------    ---------    ---------    ---------
    Total Earnings per Share                       $     .98     $     .24    $     .56    $     .44    $     .36
------------------------------------------------   =========     =========    =========    =========    =========
Cash Dividends Paid per Share                      $     .48     $    .265    $     .22    $     .22    $     .22
Return on Beginning
  Stockholders' Equity                                  15.3%          4.0%         9.3%         7.7%         6.4%
------------------------------------------------   ---------     ---------    ---------    ---------    ---------
Weighted Average Number of
  Shares Outstanding (in thousands)                    1,135         1,194        1,129        1,125        1,125
------------------------------------------------   ---------     ---------    ---------    ---------    ---------


As of September 30                                      1997          1996         1995         1994         1993
------------------------------------------------   ---------     ---------    ---------    ---------    ---------
Consolidated Financial Condition:
  Net working capital                              $   3,934     $   5,091    $   5,195    $   4,952    $   4,902
  Current ratio                                     1.6 to 1      2.7 to 1     2.5 to 1     2.5 to 1     2.9 to 1
Property and Equipment, net                        $   2,521     $   2,100    $   1,876    $   1,695    $   1,570
------------------------------------------------   ---------     ---------    ---------    ---------    ---------
Total Assets                                       $  12,849     $  10,338    $  10,593    $  10,080    $   9,132
Total Stockholders' Equity                             6,516         7,275        7,195        6,762        6,498
------------------------------------------------   ---------     ---------    ---------    ---------    ---------
Number of Shares Outstanding                             969         1,161        1,140        1,125        1,125
Book Value per Share                               $    6.72     $    6.27    $    6.31    $    6.01    $    5.78
------------------------------------------------   ---------     ---------    ---------    ---------    ---------


THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL SUMMARY.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
In 1996, the Company shifted from a product-driven to a market-driven strategy in order to leverage its engineering expertise and to concentrate and invest resources on customers and markets that offer the best potential return. The Company identified four key markets in which it has the potential to be a dominant player: surface mount technology (SMT), graphic arts, glass, and infrared. In each area, the Company identified key customers and strategic partners with whom it would work most closely to meet their respective needs. The Company also identified key geographic markets, particularly Asia, where it would make additional investments to capitalize on the enormous growth potential. The Company believes the SMT and graphic arts markets have the greatest potential for growth. In the SMT market, the Company plans to gain market share by dedicating additional resources to key customers that have ongoing needs for high-quality products and excellent customer service. In the graphic arts market, the Company plans to increase its in-house sales staff and reduce its reliance on independent sales representatives who work with a variety of products and industries. The Company will retain relationships with representatives who are knowledgeable and focused in this market.

Strategic partnerships and high levels of customer service will be key components of the Company's market-driven strategy. While the breadth of the Company product line will probably decrease as efforts are focused on selected markets, the Company will invest in new product development at levels that will support its goal of achieving 50% of sales from products developed in the last three years. The Company believes that this commitment of additional resources will result in increased future sales and profitability.

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has evaluated the risks associated with the "Year 2000" problem and has determined that the cost of addressing the Year 2000 issue will be an immaterial event for the Company and will not affect the Company's consolidated financial position or results of operations.

CONSOLIDATED OPERATIONS

1997-1996 COMPARISON
Sales for fiscal 1997 increased 16%. The overall increase in sales is attributed to increased demand in the electronics industry, the Company's focus on key customers and acceptance of new product introductions. Sales to the electronics industry in the SMT market increased 70% over the prior year and sales to the printing industry in the graphic arts market increased 20%. The sales increases in the SMT and graphic arts markets were partially offset by the loss of approximately $2,000,000 of sales of the Dimension product, which was sold in September 1996. Management believes there will continue to be quarter-to-quarter fluctuations in the SMT market with the electronics industry overall projected to grow 20% per year. Such fluctuations have been typical in the electronics industry as demand for electronic products, such as personal computers, has fluctuated. The increase in sales to the graphic arts market is due to the Company's focus last year to penetrate that market. Sales (excluding Dimension sales for 1996) increased 29.0%. Sales of new products introduced in the last three years accounted for 57% of sales.

Gross profit margin increased 3.6% due to the product mix of sales in the SMT market, lower warranty costs and the impact of new product introductions in the SMT and graphic arts markets. Gross margins in 1996 were affected by initial production costs and product warranty expense associated with new product introductions in the SMT product line and lower gross margins from Dimension products. Warranty expense incurred in 1996 was related to correctable, nonrecurring retrofit changes and the integration of a new controller in the SMT reflow oven product line. Management has implemented design review procedures that it believes will prevent future occurrences. Gross margins on the SMT product line are relatively lower than other product lines.

Selling expenses as a percent of sales dropped 1.3% due to reduced reliance on independent sales representatives in the graphic arts market and the sale of the Dimension product line partially offset by investments to develop new customer relationships.

Expenditures for research and development increased to 11.3% as a percentage of sales in 1997 from 8.8% of sales in 1996 due to the Company's plan to increase its investment in new product development in its major markets and funding of a first-to-market product solution to be introduced in fiscal 1998. These investments are in line with the Company's goal to generate 50% of sales from new products developed in the last three years. The Company has shifted the emphasis of its research and development efforts from a product adaptations, extensions and enhancements to new product solutions for its chosen markets. This will require significant investment and development of new customer relationships. The Company expects to invest in excess of 10% of sales on these efforts.

General and administrative expense increased to 4.1% as a percentage of sales in 1997. This increase was due to costs associated with hiring and training additional personnel to support the Company's growth. The Company expects the labor shortage to continue to impact these costs. The Company will also invest in new business systems and processes in the future with the expectation that these expenses will be leveraged and provide future productivity improvements.

Net income for 1997 includes a one-time gain on sale of land of $1,147,000. The gain on the sale of land is net of $312,000 of expenses such as site preparation and professional fees.

Interest expense was $4,000 in 1997 compared to interest income of $25,000 in 1996. This change is due primarily to lower investment balances in the first half of the year and the borrowing position in the second half of 1997.

The effective tax rate for 1997 was 34%, compared to 37% in 1996. The decrease is due to the increase in research and development spending and the associated legislation enacted in 1997.

1996-1995 COMPARISON
Sales decreased 6.0% due to significantly lower sales in the SMT market, which counteracted sales gains achieved in other product lines. The decline in sales to the SMT market is attributed to demand in the electronics industry, which is expected to improve. Fluctuations in demand in this industry are considered typical. Sales of new products introduced in the last three years accounted for 48% of sales in 1996.

The gross profit margin on sales decreased 2.6% due to product mix and the impact on new product introductions, initial production costs, and new product warranty expense in the SMT product line. Gross margins on the SMT product lines are relatively lower that those on other product lines.

Warranty expense increased 1.1% as a percentage of sales. The increase is unusually high and is related to nonrecurring expenditures on new product installations. Management does not expect this trend to continue.

Selling expenses are up .5% as a percentage of sales due to the lower volume. Expenditures for research and development increased .8% as a percentage of sales due to the Company's increased investment in new product development.

Interest income decreased in fiscal 1996 due primarily to lower investment balances.

On September 27, 1996, the Company sold its Dimension product line in order to concentrate on products and markets in which management believes the Company has potential to be a dominant player. The Dimension is an industrial process controller designed for applications requiring sophisticated control without a mainframe computer. While Dimension is an excellent product, it served a broad market, of which the Company controlled only a small percentage. Eurotherm is a market leader with the resources to support this product. Eurotherm will supply the Company with Dimension systems, which the Company will continue to use as part of its total system solution packages for its customers.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $3,934,000 at the end of 1997 as compared to $5,091,000 in 1996. The Company's current ratio at September 30, 1997 and 1996, was 1.6 and 2.7, respectively. The net change in working capital was due to proceeds from the sale of land in October 1996 of $1,530,000, offset by the repurchase of common stock of $1,532,000, and increases in inventory and accounts receivable. The increase in accounts receivable is due to timing of shipments and higher volume. The increase in inventory was due to new products awaiting customer acceptance in both the SMT and graphic arts markets, and the ability to meet customer expectations for shorter delivery terms.

The warranty reserves have increased to reflect anticipated exposure in the SMT reflow ovens. These ovens have the highest level of new product sales and their warranty period was increased during the first quarter of fiscal 1997. The reserve for product warranties represents management's estimate of warranty expense over the next six to twelve months. The Company's experience has been that most warranty charges occur at the time of product introduction or are due to nonrecurring events. The reserve estimate also considers the amount of new product introductions.

A portion of the Company's sales are generated in Asian markets that are currently experiencing significant changes in currency valuations, which may have an impact on the Company's future results.

The Company has an unsecured bank line of credit of $3,000,000. At September 30, 1997, the Company had borrowings outstanding of $1,466,000 at the prime rate under the line of credit and short-term note payable of $766,000 at 8.5% due January 15, 1998. The borrowings were used to finance the Company's repurchase of common stock and meet working capital requirements. The Company expects to utilize the line of credit to finance operations through 1998. The Company has no long-term debt.

For further information regarding the current year items impacting cash flows, see the Company's Consolidated Statements of Cash Flows.


INFLATION

In the past three years, inflation has not had a significant effect on operations.


FORWARD-LOOKING STATEMENTS

The statements included herein that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition, currency fluctuations, availability of labor, and general economic conditions.


Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements, together with the report of the Company's independent public accountants, Arthur Andersen LLP, are included in Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Items 10.,  Pursuant to General Instruction G (3), the information required by
11., 12.,   Item 10 - Directors and Executive Officers of the Company,
and 13.     Item 11 - Executive Compensation,
            Item 12 - Security Ownership of Certain Beneficial Owners and
            Management, and
            Item 13 - Certain Relationships and Related Transactions, except that portion of Item 10 relating to executive officers of the Company, which is set forth in Item 4A of this report, is hereby incorporated by reference from the Company's definitive Proxy
            Statement, to be filed with the Commission with respect to the Annual Meeting of Shareholders to be held on January 15, 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

                                                                         Page#
                                                                         -----
       (a)(1) Financial Statements:

              The following consolidated financial statements of Research, Incorporated and the Report of the Independent Public Accountants thereon, are filed as part of this Form 10-K.

              (i)    Report of Independent Public Accountants              15

              (ii)   Consolidated Balance Sheets as of September 30,
                     1997 and 1996                                         16

              (iii)  Consolidated Statements of Operations and
                     Consolidated Statements of Stockholders' Equity
                     for the years ended September 30, 1997, 1996, and
                     1995                                                17, 18

              (iv)   Consolidated Statements of Cash Flows for the
                     years ended September 30, 1997, 1996, and 1995        19

              (v)    Notes to Consolidated Financial Statements          20-25

          (2) Financial Statement Schedule

              The following financial statement schedule is filed with this report:

              (i)    Schedule II -Valuation and qualifying accounts        26

              All schedules except those listed above are omitted because they are not applicable or not required, or because the required information is included in the financial statements or note thereto.

          (3) Exhibits

              (3.1) Articles of Incorporation - Incorporated by reference to Exhibit (3.1) of the Company's Form 10-K for the period ended September 30,1994

              (3.2) Bylaws - Incorporated by reference to Exhibit (3.2) of the Company's Form 10-K for the period ended September 30,1994

              (4.1)  Line of Credit Agreement between Norwest Bank
                     Minnesota N.A. and the Company dated October 13,
                     1997                                                27-36

              (4.2)  Revolving Note Agreement between Norwest Bank
                     Minnesota N.A. and the Company dated October 13,
                     1997                                                37-38

              (10.1) 1991 Stock Plan - Incorporated by reference to
                     registration statement on Form Form S-8, file No. 33-75256 (filed February 14, 1994)

              (10.2) Stock Redemption Agreement Dated May 28, 1997
                     between the Company and Shareholders -
                     Incorporated by reference to Form 8-K Report dated May 28, 1997, filed on June 10, 1997.

              (10.3) Promissory Note Dated May 28, 1997 between the
                     Company and Shareholders - Incorporated by reference to Form 8-K Report dated May 28, 1997, filed on June 10, 1997.

                                                                         Page#
                                                                         -----
              (10.4) Security Agreement Dated May 28, 1997 between the
                     Company and Shareholders - Incorporated by reference to Form 8-K Report dated May 28, 1997, filed on June 10, 1997.

              (10.5) Form S-8 filed 11-5-97 - Employee Stock Purchase
                     Plan Incorporated by reference to Exhibit 4.1 of registration statement, on Form S-8, file
                     333-39567

              (21.1) Subsidiaries of the Company                           39

              (23.1) Consent of Arthur Andersen LLP                        40

              (27.0) Financial Data Schedule                               41

          (b) Reports on Form 8-K:

              No reports on form 8-K were filed in the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RESEARCH, INCORPORATED



                                       By /s/ Claude C. Johnson
                                          --------------------------------------
                                       Claude C. Johnson, President and CEO


                                       By /s/ Richard L. Grose
                                          --------------------------------------
                                       Richard L. Grose, Treasurer


     Date:  December 12, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                      Title                           Date

/s/ Claude C. Johnson.         President, CEO and Director     December 12, 1997
-------------------------
Claude C. Johnson *

/s/ Richard L. Grose.          Treasurer                       December 12, 1997
-------------------------
Richard L. Grose **

/s/ J. R. Anderson             Director                        December 12, 1997
-------------------------
James R. Anderson

/s/ J. G. Colwell, Jr.         Director                        December 12, 1997
-------------------------
John G. Colwell, Jr.

/s/ E.  L. Lundstrom           Director                        December 12, 1997
-------------------------
Edward L. Lundstrom

/s/ G. E. Magnuson             Director                        December 12, 1997
-------------------------
Gerald E. Magnuson

/s/ C. G. Schiefelbein         Director                        December 12, 1997
-------------------------
Charles G. Schiefelbein


 * Principal executive officer
* *Principal financial officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Research, Incorporated:

We have audited the accompanying consolidated balance sheets of RESEARCH, INCORPORATED (a Minnesota corporation) AND SUBSIDIARY as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements and supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research, Incorporated and Subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed as a part of Item 14 in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/ Arthur Andersen LLP
                                         -----------------------
                                         ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
October 27, 1997

CONSOLIDATED BALANCE SHEETS

                                                                            As of September 30
                                                                      -----------------------------
ASSETS                                                                        1997             1996
------------------------------------------------------------------    ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents                                            $  1,204,827     $  1,841,147
 Accounts receivable, net of reserves of $150,000                        3,979,299        2,366,814
 Inventories                                                             4,485,830        3,474,488
 Prepayments, primarily deferred income taxes                              596,465          471,310
------------------------------------------------------------------    ------------     ------------

     Total current assets                                               10,266,421        8,153,759
------------------------------------------------------------------    ------------     ------------

PROPERTY AND EQUIPMENT, at cost:
 Land and land improvements                                                221,927          212,852
 Building                                                                2,182,492        2,073,024
 Machinery and equipment                                                 4,534,825        3,863,381
 Less accumulated depreciation                                          (4,418,279)      (4,048,814)
------------------------------------------------------------------    ------------     ------------

     Net property and equipment                                          2,520,965        2,100,443
------------------------------------------------------------------    ------------     ------------

OTHER ASSETS                                                                61,320           84,214
------------------------------------------------------------------    ------------     ------------

         Total assets                                                 $ 12,848,706     $ 10,338,416
==================================================================    ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------

CURRENT LIABILITIES:
 Notes payable                                                        $  2,231,998     $       --
 Accounts payable                                                        1,689,153        1,277,805
 Accrued liabilities:
  Salaries and benefits                                                    728,374          474,040
  Warranty                                                                 350,000          250,000
  Real estate taxes                                                        155,000          125,000
  Other                                                                    303,971          463,650
 Federal and state income taxes payable                                    873,739          472,467
------------------------------------------------------------------    ------------     ------------

     Total current liabilities                                           6,332,235        3,062,962
------------------------------------------------------------------    ------------     ------------

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
  969,174 and 1,161,243 shares issued and outstanding
  at September 30, 1997 and 1996, respectively                             484,587          580,622
 Additional paid-in capital                                                428,258          275,470
 Foreign currency translation                                               39,752           17,816
 Retained earnings                                                       5,563,874        6,401,546
------------------------------------------------------------------    ------------     ------------

     Total stockholders' equity                                          6,516,471        7,275,454
------------------------------------------------------------------    ------------     ------------

         Total liabilities and stockholders' equity                   $ 12,848,706     $ 10,338,416
==================================================================    ============     ============


THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.

CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended September 30                                      1997            1996           1995
----------------------------------------------------------    ------------     -----------    -----------
Net Sales                                                     $ 22,843,081     $19,661,182    $20,922,505
Cost of Sales                                                   12,758,030      11,705,817     11,904,004
----------------------------------------------------------    ------------     -----------    -----------

  Gross profit                                                  10,085,051       7,955,365      9,018,501
----------------------------------------------------------    ------------     -----------    -----------

Expenses:
  Selling                                                        6,013,914       5,431,240      5,674,288
  Research and development                                       2,580,770       1,735,204      1,681,779
  General and administrative                                       939,174         700,460        759,385
----------------------------------------------------------    ------------     -----------    -----------

     Total expenses                                              9,533,858       7,866,904      8,115,452
----------------------------------------------------------    ------------     -----------    -----------

Income From Operations                                             551,193          88,461        903,049
Gain on Sale of Land                                             1,147,094            --             --
Gain on Sale of Product Line                                          --           344,400           --
Interest Income (Expense), net                                      (3,522)         24,969         49,060
----------------------------------------------------------    ------------     -----------    -----------

Income Before Income Tax Provision                               1,694,765         457,830        952,109
Income Tax Provision                                               578,000         168,000        325,000
----------------------------------------------------------    ------------     -----------    -----------

Net Income                                                    $  1,116,765     $   289,830    $   627,109
==========================================================    ============     ===========    ===========

Net Income Per Common Share                                   $       0.98     $      0.24    $      0.56
==========================================================    ============     ===========    ===========

Weighted Average Common Shares Outstanding                       1,134,701       1,193,789      1,128,848
==========================================================    ============     ===========    ===========


THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Common Stock         Additional   Foreign
                                ------------          Paid-In     Currency      Retained
                            Shares        Amount      Capital    Translation    Earnings          Total
----------------------------------------------------------------------------------------------------------
Balances,
  September 30, 1994      1,125,118     $ 562,559     $145,440    $ 13,656     $ 6,040,177     $ 6,761,832
    Options exercised        14,500         7,250       51,875        --              --            59,125
    Foreign currency
      translation              --            --           --        (4,703)           --            (4,703)
    Net income                 --            --           --          --           627,109         627,109
    Dividends                  --            --           --          --          (248,574)       (248,574)
----------------------------------------------------------------------------------------------------------
Balances,
  September 30, 1995      1,139,618       569,809      197,315       8,953       6,418,712       7,194,789
    Options exercised        21,625        10,813       78,155        --              --            88,968
    Foreign currency
      translation              --            --           --         8,863            --             8,863
    Net income                 --            --           --          --           289,830         289,830
    Dividends                  --            --           --          --          (306,996)       (306,996)
----------------------------------------------------------------------------------------------------------
Balances,
  September 30, 1996      1,161,243       580,622      275,470      17,816       6,401,546       7,275,454
    Options exercised        45,450        22,725      152,788        --              --           175,513
    Foreign currency
      translation              --            --           --        21,936            --            21,936
    Stock repurchase       (237,519)     (118,760)        --          --        (1,413,238)     (1,531,998)
    Net income                 --            --           --          --         1,116,765       1,116,765
    Dividends                  --            --           --          --          (541,199)       (541,199)
----------------------------------------------------------------------------------------------------------
Balances,
  September 30, 1997        969,174     $ 484,587     $428,258    $ 39,752     $ 5,563,874     $ 6,516,471
==========================================================================================================


THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended September 30                                                 1997            1996            1995
----------------------------------------------------------------------    -----------     -----------     -----------
 Operating Activities:
  Net income                                                              $ 1,116,765     $   289,830     $   627,109
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                           529,876         463,429         433,376
      Deferred income taxes                                                   (26,000)         (2,000)        (20,000)
      Gain on sale of land                                                 (1,147,094)           --              --
      Gain on sale of product line                                               --          (344,400)           --
      Changes in operating elements:
        Accounts receivable                                                (1,612,485)      1,781,093        (150,491)
        Inventories                                                        (1,111,342)       (852,042)       (125,214)
        Prepayments, primarily deferred income taxes                          (28,155)        (66,201)       (104,099)
        Accounts payable and accrued liabilities                              353,554        (736,333)        (87,208)
        Federal and state income taxes payable                                330,272        (142,588)        187,447
----------------------------------------------------------------------    -----------     -----------     -----------

    Net cash provided by (used in) operating activities                    (1,594,609)        390,788         760,920
----------------------------------------------------------------------    -----------     -----------     -----------

 Investing Activities:
  Proceeds from sale of land, net                                           1,529,543            --              --
  Proceeds from sale of product line                                             --         1,000,000            --
  Maturities of short-term investments                                           --              --           701,679
  Property and equipment additions, net                                      (921,032)       (650,352)       (569,908)
  Other                                                                        (6,472)          2,312          (5,326)
----------------------------------------------------------------------    -----------     -----------     -----------

    Net cash provided by investing activities                                 602,039         351,960         126,445
----------------------------------------------------------------------    -----------     -----------     -----------

Financing Activities:
  Cash dividends paid                                                        (541,199)       (306,996)       (248,574)
  Issuance of common stock                                                    175,513          88,968          59,125
  Repurchase of common stock                                                 (765,998)           --              --
  Net borrowing under line of credit                                        1,465,998            --              --
----------------------------------------------------------------------    -----------     -----------     -----------

    Net cash provided by (used in) financing activities                       334,314        (218,028)       (189,449)
----------------------------------------------------------------------    -----------     -----------     -----------

Foreign Currency Translation                                                   21,936           8,863          (4,703)
----------------------------------------------------------------------    -----------     -----------     -----------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents                       (636,320)        533,583         693,213
  Beginning of year                                                         1,841,147       1,307,564         614,351
----------------------------------------------------------------------    -----------     -----------     -----------

  End of year                                                             $ 1,204,827     $ 1,841,147     $ 1,307,564
======================================================================    ===========     ===========     ===========

Supplemental Cash Flow Information:
  Non-cash financing activity:
    Repurchase of common stock through
     issuance of note payable                                             $   766,000     $      --       $      --
======================================================================    ===========     ===========     ===========


THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Research, Incorporated and its wholly owned subsidiary, Research Incorporation Limited (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE - Accounts receivable consisted of the following at September 30:

                                                 1997              1996
---------------------------------------------------------------------------
Trade receivables, net                     $3,739,741        $2,260,915
Costs in excess of billings
   on percentage-of-completion
   contracts                                  239,558           105,899
---------------------------------------------------------------------------
Total                                      $3,979,299        $2,366,814
===========================================================================

INVENTORIES - Inventories are stated at the lower of first-in, first-out, cost or market and include direct labor costs, materials and overhead. Inventories consisted of the following at September 30:

                                                 1997              1996
---------------------------------------------------------------------------
Manufactured subassemblies
   and purchased parts                     $3,070,262        $2,406,077
Work in process                             1,415,568         1,068,411
---------------------------------------------------------------------------
Total                                      $4,485,830        $3,474,488
===========================================================================

DEPRECIATION - Depreciation of property and equipment is computed principally using accelerated methods for both financial and income tax reporting purposes. Depreciation is charged to operations over the estimated useful lives of the property and equipment as follows:

                                                                  Years
---------------------------------------------------------------------------
Land improvements                                                    20
Building                                                             33
Machinery and equipment                                         3 to 10
===========================================================================

REVENUE RECOGNITION - Sales and related cost of sales are recorded at the time of shipment, except for system contracts, which are recognized on a percentage-of-completion basis. Revenues on such contracts are recognized as the work progresses, based on the estimated gross profit for each contract. When a loss is anticipated on a contract, the full amount of the loss is provided currently.

SIGNIFICANT CUSTOMERS - The Company has one customer that accounted for 19% of net sales and 20% of accounts receivable in 1997. The Company has another customer that accounted for 12% and 11% of net sales during 1997 and 1996, respectively and 10% of accounts receivable as of September 30, 1997 and 1996.

WARRANTIES - The Surface Mount Technology (SMT) products are under warranty against defects in material and workmanship for a two-year period with an extended warranty on three components. The Company's other products are generally under warranty for a one-year period. Estimated warranty costs are accrued in the same period as products are shipped. An analysis of reserves for product warranties is performed on a quarterly basis by reviewing the status of new product introductions, trends of warranty expense by product, and internal management information to identify known or potential defects and the estimated warranty exposure.

INCOME TAXES - Deferred income tax assets or liabilities are recognized for the differences between financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws.

NET INCOME PER COMMON SHARE - Net income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents of outstanding employee stock options.

USE OF ESTIMATES - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.


2. DEBT OBLIGATIONS:

LINE OF CREDIT: During 1997, the Company had a $3,000,000 unsecured bank line of credit which carried an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. Subsequent to September 30, 1997, the line of credit has been renewed for $5,000,000 with similar terms. As of September 30, 1997, the Company was in compliance with the terms of the line of credit, including covenants relating to current ratio, tangible net worth, debt to tangible net worth, and earnings. At September 30, 1997, the Company had borrowings outstanding of $1,466,000. In 1996 and 1995, the Company had no borrowings against the line of credit.

NOTE PAYABLE - The Company has a $766,000 note payable with interest at a rate of 8.5% due January 15, 1998. This note resulted from the Company's common stock repurchase during 1997 and is collateralized by certain assets of the Company.


3. INCOME TAXES:

The income tax provision consists of the following:

                                     1997             1996              1995
-------------------------------------------------------------------------------
Current federal                  $599,000         $201,000          $315,000
Current state                       2,000            2,000            27,000
Foreign                             3,000          (33,000)            3,000
-------------------------------------------------------------------------------
                                  604,000          170,000           345,000
Deferred income taxes             (26,000)          (2,000)          (20,000)
-------------------------------------------------------------------------------
Income tax provision             $578,000         $168,000          $325,000
===============================================================================


A reconciliation of the statutory federal rate to the effective tax rate is as follows:

                                    1997              1996              1995
-------------------------------------------------------------------------------
Statutory federal rate               34%               34%               34%
State taxes, net of federal
  income tax provision                -                 -                 2
Other, net                            -                 3                (2)
-------------------------------------------------------------------------------
Effective tax rate                   34%               37%               34%
===============================================================================

Income taxes paid                $161,000          $356,000          $212,000
===============================================================================

The Company has recorded the following net deferred taxes:

As of September 30                           1997             1996
----------------------------------------------------------------------
Current deferred taxes:
   Gross assets                          $376,000         $283,000
   Gross liabilities                          ---           (1,000)
----------------------------------------------------------------------
      Total current deferred taxes        376,000          282,000
----------------------------------------------------------------------
Noncurrent deferred taxes:
   Gross assets                            29,000           25,000
   Gross liabilities                     (148,000)         (76,000)
----------------------------------------------------------------------
      Total noncurrent
         deferred taxes                  (119,000)         (51,000)
----------------------------------------------------------------------
Net deferred taxes                       $257,000         $231,000
======================================================================


The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows as of September 30:

                                             1997             1996
----------------------------------------------------------------------
Depreciation and amortization           $(148,000)       $(109,000)
Inventory reserves                        122,000          100,000
Accounts receivable reserves               51,000           51,000
Warranty reserves                         136,000           85,000
Accruals and other, net                    96,000          104,000
----------------------------------------------------------------------
Net deferred taxes                       $257,000         $231,000
======================================================================

The Company did not record any valuation allowance against deferred tax assets at September 30, 1997 or 1996.


4. STOCKHOLDERS' EQUITY:

STOCK REPURCHASE - On May 28, 1997, the Company repurchased 237,519 shares of common stock at a price of $6.45 per share from a major stockholder through the issuance of a note payable to the stockholder and through borrowing under the Company's line-of-credit facility.

STOCK DIVIDEND - On November 5, 1997, the Board of Directors declared a 5 for 4 split in the form of a 25 percent stock dividend to stockholders of record on December 31, 1997. The Company has not recorded the stock dividend in the accompanying consolidated financial statements. If the Company had recorded the stock dividend, the Company's net income per common share would have been the following pro forma amounts for the year ended September 30:

                                      1997          1996          1995
--------------------------------------------------------------------------
Net income per common share:
  As reported                         $.98          $.24          $.56
  Pro forma                            .77           .19           .44
--------------------------------------------------------------------------

STOCK-BASED COMPENSATION - In 1991, the Company implemented a stock option plan (the Plan). A total of 210,000 shares or common stock were reserved for issuance to directors, officers, and key employees. The stock options have been granted at fair market value as determined by the Board of Directors at the date of grant. The stock options expire after five years from the date of grant and are exercisable at a rate of 25% per year on a cumulative basis, beginning one year after the date of grant.

The Company counts for the options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the options been determined consistent with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been the following pro forma amounts for the year ended September 30:

                                         1997             1996
------------------------------------------------------------------
Net income:
    As reported                    $1,116,765         $289,830
    Pro forma                       1,093,783          279,852
Net income per
 common share:
    As reported                          $.98             $.24
    Pro forma                             .96              .23
------------------------------------------------------------------

The fair market value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 1997 and 1996:

ASSUMPTIONS AS OF THE GRANT DATE
------------------------------------------------
Risk-free interest rate                 5.77%
Expected lives                          5.00
Expected volatility                       40%
------------------------------------------------

Options outstanding at September 30, 1997, have an exercise price ranging between $4.75 and $7.75.

Information regarding stock options is shown below for the year ended September 30:

                                                            1997                                1996
                                                AVERAGE WEIGHTED                    AVERAGE WEIGHTED
STOCK OPTIONS                           SHARES    EXERCISE PRICE         SHARES       EXERCISE PRICE
----------------------------------------------------------------------------------------------------
Outstanding, beginning of period       112,750         $ 5.18           112,500               $ 4.38
    Granted                             59,000           5.72            28,500                 7.64
    Exercised                          (45,450)          3.86           (21,625)                4.19
    Expired                             (2,300)          4.96                ---                 ---
    Canceled                              (750)          6.17            (6,625)                5.83
----------------------------------------------------------------------------------------------------
Outstanding, end of period             123,250         $ 5.92           112,750               $ 5.18
----------------------------------------------------------------------------------------------------
Exercisable, end of period              34,500         $ 5.48            61,000               $ 4.15
----------------------------------------------------------------------------------------------------
Weighted average fair value
    of options granted                                 $ 1.11                                 $ 1.94
----------------------------------------------------------------------------------------------------



5. RETIREMENT BENEFITS:

The Company has a profit sharing retirement plan that provides deferred compensation benefits for eligible employees. The annual contribution to the plan is discretionary and is determined in accordance with policies established by the Board of Directors. The Board of Directors authorized contributions of $232,000, $160,000 and $268,000 for 1997, 1996 and 1995, respectively.
Contributions for 1997 and 1995 included 401(k) and discretionary profit sharing, while 1996 included only 401(k).


6. FOREIGN SALES:

Export sales to customers in various foreign countries totaled $11,174,000, $6,976,000 and $6,762,000 in 1997, 1996 and 1995, respectively. Sales to customers in Asia totaled $3,709,000, $4,542,000 and $4,475,000 in 1997, 1996 and 1995, respectively. Sales to customers in 1997 in Latin America and Europe were $3,990,000 and $2,445,000, respectively.

7. NONRECURRING TRANSACTIONS:

SALE OF LAND - On October 4, 1996, the Company sold a parcel of undeveloped land for $1,530,000. The net gain recognized on the sale was $1,147,000 and is shown as Gain on Sale of Land in the accompanying Consolidated Statements of Operations.

SALE OF PRODUCT LINE - On September 27, 1996, the Company sold its Dimension product line, including associated equipment, for a total sales price of $1,000,000. The net gain recognized on the sale was approximately $344,000 and is shown as Gain on Sale of Product Line in the accompanying Consolidated Statements of Operations. An agreement was also signed with the buyer allowing the Company to purchase the Dimension product on a discounted basis for a minimum of three years.


8. NEW ACCOUNTING PRONOUNCEMENT:

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which changes the way companies calculate their earnings per share (EPS). SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported income by the weighted average shares outstanding, excluding potentially dilutive securities while diluted EPS includes the dilutive securities. The Company is required to adopt SFAS No. 128 in fiscal 1998, at which time, all prior period EPS data is to be restated. If the Company had adopted SFAS No. 128, the effect on reported income per share data would have been as follows for the year ended September 30:

                                    1997            1996          1995
--------------------------------------------------------------------------
Primary EPS, as reported            $.98            $.24          $.56
Effect of SFAS No. 128               .03             .02            --
--------------------------------------------------------------------------
Basic EPS, as restated             $1.01            $.26          $.56
--------------------------------------------------------------------------

Diluted EPS under SFAS No. 128 would have been substantially unchanged from primary EPS as reported.


9. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1997 and 1996 is as listed on the following page.

9
QUARTERLY FINANCIAL DATA (UNAUDITED): Summarized quarterly financial data for 1997 and 1996 is as follows:


1997 Quarterly Results
                                                                1st           2nd           3rd           4th          1997
(In thousands, except net income per share)                   Quarter       Quarter       Quarter       Quarter        Total
--------------------------------------------------------    ----------    ----------    ----------    ----------    -----------
Consolidated Operations:
  Net sales                                                 $    4,873    $    5,816    $    5,622    $    6,532    $   22,843
  Gross profit                                                   2,063         2,680         2,475         2,867        10,085
  Gain from sale of land                                         1,147          --            --            --           1,147
  Income before income taxes                                     1,102           249           114           230         1,695
Net Income                                                  $      686    $      153    $       69    $      209    $    1,117
Earnings per Share:
  Net Income per Share                                      $     0.58    $     0.13    $     0.06    $     0.20    $     0.98
  Weighted average common shares outstanding                     1,181         1,210         1,187         1,044         1,135
===============================================================================================================================

1996 Quarterly Results
                                                                1st           2nd           3rd           4th          1996
(In thousands, except net income per share)                   Quarter       Quarter       Quarter       Quarter        Total
--------------------------------------------------------    ----------    ----------    ----------    ----------    -----------

Consolidated Operations:
  Net sales                                                 $    4,380    $    5,258    $    5,793    $    4,230    $   19,661
  Gross profit                                                   1,804         2,129         2,294         1,728         7,955
  Gain on sale of product line                                    --            --            --             344           344
  Income before income taxes                                        47            57           201           153           458
Net Income                                                  $       27    $       39    $      121    $      103    $      290
Earnings per Share:
  Net Income per Share                                      $     0.02    $     0.03    $     0.10    $     0.09    $     0.24
  Weighted average common shares outstanding                     1,199         1,197         1,197         1,191         1,194
===============================================================================================================================


                             RESEARCH, INCORPORATED
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                            Balance,                                               Balance,
                                            Beginning                                               End of
                                            of Period         Additions         Deductions          Period
                                          -------------     -------------     --------------     -----------
Allowance for doubtful accounts (1):

     Year ended September 30, 1995           150,000            10,305           (10,305)          150,000

     Year ended September 30, 1996           150,000             5,480            (5,480)          150,000

     Year ended September 30, 1997           150,000            12,563           (12,563)          150,000



Reserve for product warranties:

    Year ended September 30, 1995            150,000           401,547          (401,547)          150,000

    Year ended September 30, 1996            150,000           680,452          (580,452)          250,000

    Year ended September 30, 1997            250,000           420,061          (320,061)          350,000



Reserve for inventory obsolescence:

    Year ended September 30, 1995            169,844           146,737          (122,386)          194,195

    Year ended September 30, 1996            194,195           216,328          (117,523)          293,000

    Year ended September 30, 1997            293,000           271,109          (164,109)          400,000


(1) Deductions represent amounts determined to be uncollectible and charged against the reserve net of collections on accounts previously written off.