Form 10-Q
period 1997-12-31
RESEARCH INC /MN/
filed 1998-02-13
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended December 31, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

Commission file number 0-2387


                             RESEARCH, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                         41-0908058
---------------------------------                       ------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)

  P.O. Box 24064, Minneapolis, Minnesota                                55424
------------------------------------------                            ----------
  (Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code (612) 941-3300



--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

As of February 12, 1998, 1,250,332 common shares were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                             RESEARCH, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                           December 31
                                                 -----------------------------
                                                     1997             1996
                                                 ------------     ------------

Net Sales                                        $  4,867,960     $  4,873,396
Cost of Sales                                       2,552,893        2,810,775
                                                 ------------     ------------

  Gross profit                                      2,315,067        2,062,621
                                                 ------------     ------------

Expenses:
  Selling                                           1,487,703        1,419,993
  Research and development                            797,633          481,924
  General and administrative                          240,793          219,959
                                                 ------------     ------------

  Total expenses                                    2,526,129        2,121,876
                                                 ------------     ------------

Loss from Operations                                 (211,062)         (59,255)
Other Income (expense)                                (53,695)       1,160,993
                                                 ------------     ------------

Income (loss) before Taxes                           (264,757)       1,101,738
Income Tax Provision (Benefit)                        (84,722)         415,861
                                                 ------------     ------------

Net Income (Loss)                                $   (180,035)    $    685,877
                                                 ============     ============


Earnings Per Share:
  Basic                                          $      (0.15)    $       0.47
  Diluted                                               (0.15)            0.46

Dividends Paid Per Share                         $       0.06     $       0.06

Weighted Average Shares Outstanding (Note 1):
  Basic                                             1,224,037        1,452,130
  Diluted                                           1,296,875        1,485,068


The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                             RESEARCH, INCORPORATED
                           Consolidated Balance Sheets

                                                                   (Unaudited)
                                                                   December 31      September 30
                                   Assets                              1997              1997
                                                                  -------------     -------------
Current Assets:
  Cash and cash equivalents                                       $     149,225     $   1,204,827
  Accounts receivable, net                                            4,107,962         3,979,299
  Inventories                                                         5,492,689         4,485,830
  Other current assets                                                  637,622           596,465
                                                                  -------------     -------------

     Total current assets                                            10,387,498        10,266,421
                                                                  -------------     -------------

Property and Equipment:
  Land and land improvements                                            221,927           221,927
  Building                                                            2,263,428         2,182,492
  Machinery and equipment                                             4,843,328         4,534,825
  Less-accumulated depreciation                                      (4,576,069)       (4,418,279)
                                                                  -------------     -------------

    Net property and equipment                                        2,752,614         2,520,965
                                                                  -------------     -------------

Other Assets                                                             58,419            61,320
                                                                  -------------     -------------

     Total assets                                                 $  13,198,531     $  12,848,706
                                                                  =============     =============

                     Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable                                                   $   4,031,998     $   2,231,998
  Accounts payable                                                    1,483,694         1,689,153
  Accrued liabilities:
    Salaries and benefits                                               248,125           668,374
    Warranty reserve                                                    350,000           350,000
    Real estate taxes                                                   116,475           155,000
    Other                                                               191,301           363,971
  Federal and state income taxes                                        387,493           873,739
                                                                  -------------     -------------
    Total current liabilities                                         6,809,086         6,332,235
                                                                  -------------     -------------

Stockholders' Equity:
    Common stock, $.50 par value, 5,000,000 shares authorized,
    1,234,457 and 1,211,468 shares issued and outstanding at
    December 31, 1997 and September 30, 1997                            617,228           605,734
  Additional paid-in capital                                            384,937           307,111
  Foreign currency translation                                           72,508            39,752
  Retained earnings                                                   5,314,772         5,563,874
                                                                  -------------     -------------
    Total stockholders' equity                                        6,389,445         6,516,471
                                                                  -------------     -------------

    Total liabilities and stockholders' equity                    $  13,198,531     $  12,848,706
                                                                  =============     =============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three Months Ended December 31,
                                                              -------------------------------
                                                                   1997              1996
                                                              -------------     -------------
Operating Activities:
     Net income (loss)                                         $   (180,035)    $    685,877
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
        Depreciation and amortization                               165,223          137,817
        Gain on sale of land                                           --         (1,147,094)
        Changes in current operating items:
            Accounts receivable                                    (128,663)        (993,194)
            Inventories                                          (1,006,859)          43,252
            Other current assets                                    (41,157)         (10,554)
            Accounts payable and accrued liabilities               (836,902)         (67,534)
            Federal and state income taxes                         (486,246)         334,976
                                                               ------------     ------------

        Net cash used in operating activities                    (2,514,639)      (1,016,454)
                                                               ------------     ------------

Investing Activities:
     Proceeds from sale of land, net                                   --          1,529,543
     Property and equipment additions, net                         (385,829)         (26,718)
     Other                                                           24,613           43,673
                                                               ------------     ------------

        Net cash provided by (used in) investing activities        (361,216)       1,546,498
                                                               ------------     ------------

Financing Activities:
     Cash dividends paid                                            (69,067)         (81,301)
     Issuance of common stock                                        89,320            7,700
     Borrowing under line of credit                               2,500,000             --
     Payments on line of credit                                    (700,000)            --
                                                               ------------     ------------

        Net cash provided by (used in) financing activities       1,820,253          (73,601)
                                                               ------------     ------------

Cash and cash equivalents:
     Net increase (decrease) in cash and cash equivalents        (1,055,602)         456,443
     Cash and cash equivalents, at beginning of year              1,204,827        1,841,147
                                                               ------------     ------------

     Cash and cash equivalents, at end of period               $    149,225     $  2,297,590
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

                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of December 31, 1997, the consolidated statements of operations and cash flows for the three months ended December 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1997 Form 10-K. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                            December 31,        September 30,
                                                1997                 1997
                                            -----------          -----------

         Raw materials and
          purchased parts                   $ 3,075,260          $ 3,070,262
         Work in process and
          finished goods                      2,417,429            1,415,568
                                            -----------          -----------
           Total                            $ 5,492,689          $ 4,485,830
                                            ===========          ===========

Warranty Reserve -

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

Earnings per Share -

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents. Earnings per share data for December 31, 1997 and for all periods presented have been restated to reflect the 5 for 4 stock split effective on the record date of December 31, 1997. The number of common shares outstanding increased by 265,283 shares during the first quarter of fiscal 1998 due to the exercise of 18,500 employee stock options and the issuance of 246,783 shares due to the 5 for 4 stock split.

2.   Debt Obligations:

Line of Credit -

The Company has a $5,000,000 unsecured bank line of credit which carries an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. The Company had borrowings of $3,266,000 against the line of credit as of December 31, 1997.

Note Payable -

The Company had a $766,000 note payable with interest at a rate of 8.5% due January 15, 1998. This note resulted from the Company's common stock repurchase during 1997 and is collateralized by certain assets of the Company. This note was paid off on January 15, 1998 and refinanced with the line of credit.

3.   Stockholders' Equity:

Employee Stock Options -

During fiscal 1992, the Company adopted the 1991 Stock Plan (1991 Plan). On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 310,000 shares. Options for 130,938 shares under the 1991 Plan were outstanding at December 31, 1997 at prices ranging from $3.80 to $6.20 per share.

Stock Split -

On November 5, 1997, the Board of Directors declared a 5 for 4 stock split in the form of a 25 percent stock dividend to stockholders of record on December 31, 1997.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan.

4.   New Accounting Pronouncements:

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which changed the way companies calculated their earnings per share (EPS). SFAS No. 128 replaced primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. The Company adopted SFAS No. 128 in fiscal 1998, at which time all prior year EPS was restated in accordance with SFAS No. 128.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 1996, the Company shifted from a product-driven to a market-driven strategy, to leverage its engineering expertise and to concentrate and invest resources on customers and markets that offer the best potential return. The Company identified four key markets in which it has the potential to be a dominant player: SMT, graphic arts, glass, and infrared. In each area, the Company identified key customers and strategic partners with whom it will work closely to meet their respective needs. The Company also identified key geographic markets, particularly Asia, Europe and Latin America where it will make additional investments to capitalize on the enormous growth potential. The Company believes the SMT and graphic arts markets have the greatest potential for growth. In the SMT market, the Company plans to gain market share by dedicating additional resources to key customers that have on going needs for high quality products and excellent customer service. In the graphic arts market, the Company plans to increase its in-house sales staff and reduce its reliance on independent sales representatives who work with a variety of products and industries. The Company will retain relationships with representatives who are knowledgeable and focused on this market.

Strategic partnerships and high levels of customer service will be key components of the Company's market-driven strategy. While the breadth of its product line will probably decrease as it focuses efforts on selected markets, the Company will invest in new product development at levels that will support its goal of achieving 50% of sales from products developed in the last three years.

The Company has implemented these changes and believes that this commitment of additional resources will result in increased future sales and profitability.

New Alliances

The Company announced in December 1997 that it is strengthening the European presence of its Research International Division, which builds reflow ovens used in semiconductor packaging and circuit board assembly, primarily for surface mount (SMT) and ball-grid array (BGA) technologies. The division has enhanced European sales representation for its Research International Division which now operates in England, Ireland, Scotland, Germany, Spain, Italy, the Benelux countries, Sweden, Denmark, Finland, and Norway. Previously, its sales activities were focused on the United Kingdom, Italy and the Benelux countries.

The Company announced in January 1998 the signing of a manufacturing license and exclusive distribution agreement with

Munich-based IndustrieSerVis G.m.b.H. Under the agreement, each company is licensed to make, use and sell drying systems and custom system integration components developed by the other. The agreement also grants each company exclusive distribution rights for the other's products. The agreement will provide the Company with the benefit of the IndustrieSerVis engineering expertise in printing, material testing, high-temperature heating and plastics.

The Company also announced in January 1998 the signing of a distributor agreement providing Scitex Digital Printing, Inc. with exclusive, worldwide rights to market and sell Research, Inc. drying systems, when integrated with Scitex ink-jet printing equipment. The agreement also provides for cooperative development of new drying systems by the two companies. Research, Inc. will continue to sell its drying system integration components directly or through other sales channels when the equipment will not be used with Scitex ink-jet printing systems.

Operations

Sales for the first three months of fiscal 1998 (the quarter ended December 31, 1997) remained at the same level as one year ago. The sales volume was lower than anticipated due to the delay of a significant reflow oven order from a Korean customer.

Gross profit increased by 5.2% due to the product mix and volume of the higher margin graphic arts products. The Company expects the fiscal 1998 gross margins to be closer to that of fiscal 1997.

Selling expenses increased 1.4% as a percentage of sales due to the lower than anticipated volume and the expenses incurred in connection with the Company's shift from a product-driven strategy to a market-driven strategy.

Expenditures for research and development increased 6.5% as a percentage of sales due to the low volume and the Company's plan to increase its investment in new product development in its major markets. This investment is in line with its goal to generate 50% of sales from new products (developed in the last 3 years). The significant increase in the quarter was due mostly to research and development on products for the SMT and graphic arts markets. The Company has shifted the emphasis of its research and development efforts from product adaptations, extensions, and enhancements to new product solutions for its chosen markets. This will require significant investment and development of new customer relationships. The Company expects to invest in excess of 10% of sales on these efforts.

General and administrative expenses increased .4% as a percentage of sales due to costs associated with hiring and training additional personnel to support anticipated business growth. Although the Company will invest in new business systems and processes, the Company expects these expenses to be leveraged and to provide future productivity improvements.

The net loss was $180,035 compared to net income of $685,877 one year ago. Net income in the prior year included a one time pretax gain on sale of land of $1,147,000.

The Company expects the impact of the Asian financial situation and the order delay to have a negative effect on sales and earnings in the second quarter, which would result in a net loss for that period as well. However, the gross margins for the full year are expected to be comparable to those of fiscal 1997. The Company expects to see a positive impact on sales in the second half of fiscal 1998, as a result of the agreements with IndustrieSerVis and Scitex Digital Printing, the increased European sales presence, the effect of new product introductions, as well as the current technology shift toward the European Community by reflow oven customers.

Liquidity and Sources of Capital

The Company's working capital of $3,578,412 at December 31, 1997, decreased from $3,934,186 at September 30, 1997. The current ratio at December 31, 1997 was 1.5 compared to 1.6 at September 30, 1997. The net change in working capital is due to increased inventories and higher accounts receivable relative to sales volume. The higher inventory is due to an order delay by a Korean reflow oven customer and our commitment to meet customer expectations for shorter delivery times. The Company anticipates higher inventory levels will affect working capital in the second quarter of fiscal 1998. Accounts receivable was impacted by the timing of shipments.

The warranty reserves reflect anticipated exposure in the SMT reflow ovens. These ovens have the highest level of new product sales and their warranty period increased during the first quarter of fiscal 1997. The reserve for product warranties represents management's estimate of warranty expense over the next six to twelve months. The Company's experience has been that most warranty charges occur at the time of product introduction or are due to nonrecurring events. The reserve estimate also considers the amount of new product introductions.

The Company has an unsecured bank line of credit for $5,000,000. At December 31, 1997, the Company had borrowings of $3,266,000 at the prime rate under the line of credit and a short-term note payable of $766,000 at 8.5% due January 15, 1998. The Company has no long-term debt. The short-term note was paid off on January 15, 1998 and refinanced with the bank line of credit.

Forward-Looking Information

The statements included herein that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition, currency fluctuations, availability of labor, general economic conditions, and other risks and uncertainties as set forth in the Company's annual report, 10-K, 10-Q and other SEC filings.

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

                                                 RESEARCH, INCORPORATED
                                                 (Registrant)



Date      2/13/98                           /s/  Claude C. Johnson
     -----------------                      ------------------------------------
                                                 Claude C. Johnson
                                                 President,
                                                 Chief Executive Officer


Date      2/13/98                           /s/  Richard L. Grose
     -----------------                      ------------------------------------
                                                 Richard L. Grose
                                                 Treasurer