Form 10-Q
period 1998-03-31
RESEARCH INC /MN/
filed 1998-05-15
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31,1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 11, 1998, 1,254,237 common shares were outstanding.

                     PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                         RESEARCH, INCORPORATED
                  CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                                                       Three Months Ended            Six Months Ended
                                                           March 31                      March 31
                                                 ---------------------------    ---------------------------
                                                     1998            1997           1998           1997
                                                 -----------     -----------    -----------     -----------
Net Sales                                        $ 3,215,080     $ 5,816,058    $ 8,083,040     $10,689,454
Cost of Sales                                      2,215,774       3,136,415      4,768,667       5,947,190
                                                 -----------     -----------    -----------     -----------

  Gross profit                                       999,306       2,679,643      3,314,373       4,742,264
                                                 -----------     -----------    -----------     -----------

Expenses:
  Selling                                          1,436,058       1,510,595      2,923,761       2,930,588
  Research and development                           803,988         666,977      1,601,621       1,148,901
  General and administrative                         244,994         258,589        485,787         478,548
  Restructuring                                      635,000            --          635,000            --
                                                 -----------     -----------    -----------     -----------

  Total expenses                                   3,120,040       2,436,161      5,646,169       4,558,037
                                                 -----------     -----------    -----------     -----------

Income (Loss) from Operations                     (2,120,734)        243,482     (2,331,796)        184,227
Interest Income (Expense)                            (90,758)          5,913       (144,453)         19,812
Gain on Sale of Land                                    --              --             --         1,147,094
                                                 -----------     -----------    -----------     -----------

Income (Loss) before Taxes                        (2,211,492)        249,395     (2,476,249)      1,351,133
Income Tax Provision (Benefit)                      (663,330)         96,341       (748,052)        512,202
                                                 -----------     -----------    -----------     -----------

Net Income (Loss)                                $(1,548,162)    $   153,054    $(1,728,197)    $   838,931
                                                 ===========     ===========    ===========     ===========



Earnings Per Share:
  Basic                                          $     (1.24)    $      0.10    $     (1.40)    $      0.57
  Diluted                                              (1.24)           0.10          (1.40)           0.55

Dividends Paid Per Share                         $      0.06     $      0.06    $      0.12     $      0.12

Weighted Average Shares Outstanding (Note 1):
  Basic                                            1,245,643       1,479,788      1,234,724       1,463,901
  Diluted                                          1,262,281       1,542,640      1,276,003       1,533,397


The accompanying notes are an integral part of these consolidated financial statements.

                             RESEARCH, INCORPORATED
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      March 31,        September 30,
             Assets                                                     1998               1997
                                                                    ------------       ------------
Current Assets:
  Cash and cash equivalents                                         $    121,797       $  1,204,827
  Accounts receivable, net                                             2,365,593          3,979,299
  Inventories                                                          5,845,222          4,485,830
  Income tax receivable                                                  748,052               --
  Other current assets                                                   385,714            596,465
                                                                    ------------       ------------

     Total current assets                                              9,466,378         10,266,421
                                                                    ------------       ------------

Property and Equipment:
  Land and land improvements                                             221,927            221,927
  Building                                                             2,263,428          2,182,492
  Machinery and equipment                                              4,906,129          4,534,825
  Less-accumulated depreciation                                       (4,738,741)        (4,418,279)
                                                                    ------------       ------------

    Net property and equipment                                         2,652,743          2,520,965

Other Assets                                                              53,243             61,320
                                                                    ------------       ------------

     Total assets                                                   $ 12,172,364       $ 12,848,706
                                                                    ============       ============

           Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable                                                     $  3,865,998       $  2,231,998
  Accounts payable                                                     1,246,594          1,689,153
  Deferred revenue                                                       694,629               --
  Accrued liabilities:
    Salaries and benefits                                                246,943            668,374
    Warranty reserve                                                     350,000            350,000
    Real estate taxes                                                    155,055            155,000
    Restructuring reserves                                               430,618               --
    Other                                                                234,588            363,971
  Federal and state income taxes                                          89,277            873,739
                                                                    ------------       ------------
    Total current liabilities                                          7,313,702          6,332,235
                                                                    ------------       ------------

Stockholders' Equity:
    Common stock, $.50 par value, 5,000,000 shares authorized,
    1,254,237 and 1,211,468 shares issued and outstanding at
    March 31, 1998 and September 30, 1997                                627,119            605,734
  Additional paid-in capital                                             466,561            307,111
  Foreign currency translation                                            73,392             39,752
  Retained earnings                                                    3,691,590          5,563,874
                                                                    ------------       ------------
    Total stockholders' equity                                         4,858,662          6,516,471
                                                                    ------------       ------------

    Total liabilities and stockholders' equity                      $ 12,172,364       $ 12,848,706
                                                                    ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Six Months Ended March 31,
                                                                    -----------------------------
                                                                       1998               1997
                                                                    -----------       -----------
Operating Activities:
      Net income (loss)                                             $(1,728,197)      $   838,931
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                330,516           255,475
           Gain on sale of land                                            --          (1,147,094)
           Changes in current operating items:
               Accounts receivable                                    1,613,706        (1,303,747)
               Inventories                                           (1,359,392)         (684,191)
               Income tax receivable                                   (748,052)             --
               Other current assets                                     210,751            12,374
               Accounts payable and accrued liabilities                (993,318)          525,121
               Deferred revenues                                        694,629              --
               Restructuring reserves                                   430,618              --
               Federal and state income taxes                          (784,462)          329,855
                                                                    -----------       -----------

           Net cash used in operating activities                     (2,333,201)       (1,173,276)
                                                                    -----------       -----------

Investing Activities:
      Proceeds from sale of land, net                                      --           1,529,543
      Property and equipment additions, net                            (445,537)         (212,672)
      Other                                                              24,960            30,219
                                                                    -----------       -----------

           Net cash provided by (used in) investing activities         (420,577)        1,347,090
                                                                    -----------       -----------

Financing Activities:
      Cash dividends paid                                              (144,087)         (405,568)
      Issuance of common stock                                          180,835           164,950
      Borrowing under line of credit                                  4,100,000              --
      Payments on line of credit                                     (2,466,000)             --
                                                                    -----------       -----------

           Net cash provided by (used in) financing activities        1,670,748          (240,618)
                                                                    -----------       -----------

Cash and cash equivalents:
      Net decrease in cash and cash equivalents                      (1,083,030)          (66,804)
      Cash and cash equivalents, at beginning of year                 1,204,827         1,841,147
                                                                    -----------       -----------

      Cash and cash equivalents, at end of period                   $   121,797       $ 1,774,343
                                                                    ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three and six months ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the six months ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1997 Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                            March 31,          September 30,
                                              1998                 1997
                                              ----                 ----
            Raw materials and
             purchased parts              $ 4,163,662           $ 3,070,262
            Work in process and
             finished goods                 1,681,560             1,415,568
                                          -----------           -----------
              Total                       $ 5,845,222           $ 4,485,830
                                          ===========           ===========

Earnings per Share -

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents. Earnings per share data for March 31, 1998 and for all periods presented have been restated to reflect the 5 for 4 stock split effective on the record date of December 31, 1997. The number of common shares outstanding increased by 19,780 shares during the second quarter of fiscal 1998 due to the exercise of 8,905 employee stock options and the issuance of 10,875 shares due to the employee stock purchase plan.

2.     Restructuring:

In February 1998 the Company consolidated the Control Systems business into the Thermal Solutions Division. Control Systems, which dealt primarily with Asian glass manufacturers, contributed less than 5 percent of sales in fiscal 1997. At the same time expenses were lowered through process improvements and a workforce reduction, in the production, support, and administrative areas. Overall, the Company expects that these initiatives will result in cost reductions of more than $1.5 million on an annualized basis beginning in the third quarter of fiscal 1998. Costs associated with the restructuring and the redeployment of Control Systems' resources were taken as a one-time charge of $635,000 in the second quarter of fiscal 1998.

3.     Debt Obligations:

Line of Credit -

The Company had a $5,000,000 unsecured bank line of credit, that carried an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. Subsequent to March 31, 1998, the line became a secured line backed by accounts receivable, inventory, equipment and other intangible assets such as patents. The net worth and debt to equity covenants were not met at March 31, 1998 and were waived by the lender.

Note Payable -

The Company had a $766,000 note payable with interest at a rate of 8.5% due January 15, 1998. This note resulted from the Company's common stock repurchase during 1997 and was collateralized by certain assets of the Company. This note was paid off on January 15, 1998 and refinanced with the line of credit.

4.     Stockholders' Equity:

Employee Stock Options -

During fiscal 1992, the Company adopted the 1991 Stock Plan (1991 Plan). On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 310,000 shares. Options for 153,563 shares under the 1991 Plan were outstanding at March 31, 1998 at prices ranging from $4.00 to $6.63 per share.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan.

5.     New Accounting Pronouncement:

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

Operations

Sales for the second quarter and six month periods of fiscal 1998 compared to the same periods of fiscal 1997 decreased 44.7% and 24.4%, respectively due to a significant reduction in orders for reflow ovens from the Asian market as a result of the financial situation in Asia and from decreased reflow oven sales to contract manufacturers.

Gross profit on sales for the second quarter of fiscal 1998 was down 15.0% due to unabsorbed fixed costs. Cost of sales increased as a result of warranty charges on a limited number of ink drying units. The Company does not expect third quarter warranty to be significantly impacted. The Company expects the gross profit margin for the second half of fiscal 1998 to be closer to that of fiscal 1997.

Gross profit margins for fiscal 1998 were down 3.4% for the six month period due to the impact in the second quarter.

Selling expenses for the second quarter and six month periods of fiscal 1998 compared to the same periods of fiscal 1997 increased 18.7% and 8.8%, respectively as a percent of sales due to continued investments in connection with the Company's shift from a product-driven strategy to a market-driven strategy offset by decreased expenses associated with the lower sales volume.

Expenditures for research and development for the second quarter and six month periods of fiscal 1998 compared to the same periods of fiscal 1997 increased
13.5 % and 9.1%, respectively due to the Company's plan to increase its investment in new product development in its major markets. These investments are in line with its goal to generate 50% of sales from new products (developed in the last 3 years).

General and administrative expenses for the second quarter and six month periods of fiscal 1998 compared to the same periods of fiscal 1997 have remained at approximately the same level as one year ago, but increased 3.2% and 1.5%, respectively as a percentage of sales due to lower sales volume.

In February 1998, the Company consolidated the Control Systems business into the Thermal Solutions Division. Control Systems, which dealt primarily with Asian glass manufacturers, contributed less than 5 percent of sales in fiscal 1997. At the same time, expenses were lowered through process improvements and a workforce reduction, in the production, support, and administrative areas. Overall, the Company expects that these initiatives will result in cost reductions of more than $1.5 million on an annualized basis beginning in the third quarter of fiscal 1998. Costs associated with the restructuring and the redeployment of Control Systems' resources were taken as a one-time charge of $635,000 in the second quarter of fiscal 1998. Costs associated with the restructuring primarily consists of severance costs and the redeployment of Control Systems resources.

The Company expects the impact of the Asian financial situation to have a negative effect on sales and earnings in the second half of fiscal 1998 which would result in a net loss for that period and for the fiscal year. However, the gross profit margin for the second half is expected to be comparable to those of fiscal 1997. The Company expects to see a favorable impact on sales in the second half of fiscal 1998, as a result of the agreements with IndustrieSerVis and Scitex Digital Printing, the increased European sales presence, the effect of new product introductions, as well as the current technology shift toward the European Community by reflow oven customers. The Company expects fiscal 1998 sales to be lower than fiscal 1997.

Liquidity and Sources of Capital

The Company's working capital of $2,152,676 at March 31, 1998, decreased from $3,934,186 at September 30, 1997. The current ratio at March 31, 1998 was 1.3 compared to 1.6 at September 30, 1997. The net change in working capital is due to increased inventories and accounts receivable relative to sales volume. The increased inventory is due to order delays by Asian reflow oven customers, lower shipments to SMT contract manufacturers (because of excess inventory in the computer segment of the industry), and our commitment to meet customer expectations for shorter delivery times. The Company anticipates increased inventory levels will affect working capital in the third quarter of fiscal 1998. Accounts receivable is impacted by the timing of shipments.

The deferred revenue of $694,629 includes a $643,440 progress payment from one customer to develop and deliver SMT units in the third and fourth quarters of fiscal 1998.

The Company also expects to benefit from an NOL (net operating loss) carryback claim which is currently estimated at $748,052. The cash is expected to be received in the second quarter of fiscal 1999.

The Company had an unsecured bank line of credit for $5,000,000. The Company did not meet the net worth and debt to equity covenants at March 31, 1998 and received a waiver of both covenants from its lender. The lender also received a security interest in the Company's assets: accounts receivable, inventory, equipment, and other in-tangible assets. The Company is pursuing additional financing to meet working capital requirements and fund the investments in research and development programs which will impact future growth. At March 31, 1998, the Company had borrowings of $3,865,998 at the prime rate under the line of credit. The Company has no long-term debt. A short-term note payable of $766,000 was paid off on January 15, 1998 and refinanced with the bank line of credit.

The Company believes it has the ability to meet short term financing requirements through its existing bank line and asset management efforts. The Company is investigating additional financing alternatives and expects to have a favorable cash flow impact from the NOL carryback claim in the second quarter of fiscal 1999.

Forward-Looking Information

The statements included herein that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition, currency fluctuations, availability of labor, general economic conditions, Asian economic conditions, demand for computers and other risks and uncertainties as set forth in the Company's annual report, 10-K, 10-Q and other SEC filings.

       Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders.

       (a) The Annual Meeting of the shareholders of Research, Incorporated was held on January 15, 1998. There were 986,674 shares of common stock entitled to vote at the meeting and a total of 819,472 shares were represented at the meeting.

       (b) Five directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                               For         Against
                                               ---         -------
              Claude C. Johnson              811,889        7,583
              John G. Colwell, Jr.           811,938        7,534
              Edward L. Lundstrom            811,438        8,034
              Gerald E. Magnuson             811,038        8,434
              Charles G. Schiefelbein        804,422       15,050

       (c) A proposal was made to amend the Company's bylaws to fix the number of members on the Board of Directors to five. Shares were voted as follows:

                 For                  Against               Abstain
              ---------               -------               -------
              820,110                 1,941                 4,326

       (c) The Research, Incorporated Employee Stock Purchase Plan was ratified and approved. Shares were voted as follows:

                 For                  Against               Abstain
              ---------               -------               -------
              552,849                 73,739                16,447

       (c) An amendment to the Research, Incorporated 1991 Stock Plan to increase by 100,000 the number of shares of Common Stock available under the plan was ratified and approved. Shares were voted as follows:

                 For                  Against               Abstain
              ---------               -------               -------
              554,503                 71,615                16,917

       (c) A proposal was made to ratify and approve the appointment of Arthur Andersen as the Company's independent auditors for 1997. Shares were voted as follows:

                 For                  Against               Abstain
              ---------               -------               -------
              822,038                 513                   3,421

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

              [10] Line of Credit Amendment Agreement between Norwest Bank Minnesota N.A. and the Company dated May 13, 1998.

              [27.1] Financial Data Schedule for 2nd Quarter Ending March 31,
              1998

              [27.2] Financial Data Schedule for years ending September 30, 1996 and September 30, 1997

              [27.3] Financial Data Schedule for periods ending December 31, 1995, March 31, 1996 and June 30, 1996

              [27.4] Financial Data Schedule for periods ending December 31, 1996, March 31, 1997, June 30, 1997

       (b)    Reports on Form 8-K None filed during the quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   RESEARCH, INCORPORATED
                                                   (Registrant)




Date   5/14/98                                 /s/ Claude C. Johnson
                                                   Claude C. Johnson
                                                   President,
                                                   Chief Executive Officer


Date   5/14/98                                 /s/ Richard L. Grose
                                                   Richard L. Grose
                                                   Treasurer