Form 10-Q
period 1998-06-30
RESEARCH INC /MN/
filed 1998-08-14
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 10, 1998, 1,266,337 common shares were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                             RESEARCH, INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                 Nine Months Ended
                                                              June 30                             June 30
                                                   ----------------------------       -----------------------------
                                                        1998              1997             1998              1997
                                                   -----------       ----------       -----------       -----------
Net Sales                                          $ 4,308,441       $5,622,206       $12,391,481       $16,311,660
Cost of Sales                                        3,232,151        3,146,673         8,000,818         9,093,863
                                                   -----------       ----------       -----------       -----------

  Gross profit                                       1,076,290        2,475,533         4,390,663         7,217,797
                                                   -----------       ----------       -----------       -----------

Expenses:
  Selling                                            1,328,163        1,367,981         4,251,924         4,298,569
  Research and development                             739,969          727,235         2,341,590         1,876,136
  General and administrative                           237,926          267,051           723,713           745,599
  Restructuring                                      1,041,000              -           1,676,000               -
                                                   -----------       ----------       -----------       -----------

  Total expenses                                     3,347,058        2,362,267         8,993,227         6,920,304
                                                   -----------       ----------       -----------       -----------

Income (Loss) from Operations                       (2,270,768)         113,266        (4,602,564)          297,493
Interest Income (Expense)                              (99,342)             701          (243,795)           20,513
Gain on Sale of Land                                         -                -                 -         1,147,094
                                                   -----------       ----------       -----------       -----------

Income (Loss) before Taxes                          (2,370,110)         113,967        (4,846,359)        1,465,100
Income Tax Provision (Benefit)                        (770,803)          44,848        (1,518,855)          557,050
                                                   -----------       ----------       -----------       -----------

Net Income (Loss)                                  $(1,599,307)      $   69,119       $(3,327,504)      $   908,050
                                                   ===========       ==========       ===========       ===========



Earnings Per Share:
  Basic                                            $     (1.28)      $     0.05       $     (2.68)      $      0.63
  Diluted                                                (1.28)            0.05             (2.68)             0.60

Dividends Paid Per Share                           $      -          $     0.06       $      0.12       $      0.18

Weighted Average Shares Outstanding (Note 1):
  Basic                                              1,254,237        1,401,056         1,241,229         1,445,048
  Diluted                                            1,260,624        1,509,345         1,268,516         1,509,239


The accompanying notes are an integral part of these consolidated financial statements.

                             RESEARCH, INCORPORATED
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      June 30,      September 30,
                    Assets                                              1998              1997
                                                                   ------------      ------------
Current Assets:
  Cash and cash equivalents                                        $    115,116      $  1,204,827
  Accounts receivable, net                                            3,054,322         3,979,299
  Inventories                                                         4,547,204         4,485,830
  Deferred income taxes                                               1,518,855              --
  Other current assets                                                  334,935           596,465
                                                                   ------------      ------------

    Total current assets                                              9,570,432        10,266,421
                                                                   ------------      ------------

Property and Equipment:
  Land and land improvements                                            235,569           221,927
  Building                                                            2,298,694         2,182,492
  Machinery and equipment                                             4,397,852         4,534,825
  Less-accumulated depreciation                                      (4,385,877)       (4,418,279)
                                                                   ------------      ------------

    Net property and equipment                                        2,546,238         2,520,965

Other Assets                                                             46,480            61,320
                                                                   ------------      ------------

    Total assets                                                   $ 12,163,150      $ 12,848,706
                                                                   ============      ============

               Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable                                                    $  4,565,998      $  2,231,998
  Accounts payable                                                    1,672,822         1,689,153
  Deferred revenue                                                      626,520              --
  Accrued liabilities:
    Salaries and benefits                                               120,290           668,374
    Warranty reserve                                                    350,000           350,000
    Real estate taxes                                                   124,089           155,000
    Restructuring reserves                                            1,111,850              --
    Other                                                               256,439           363,971
  Federal and state income taxes                                         88,724           873,739
                                                                   ------------      ------------
    Total current liabilities                                         8,916,732         6,332,235
                                                                   ------------      ------------

Stockholders' Equity:
    Common stock, $.50 par value, 5,000,000 shares authorized,
    1,254,237 and 1,211,468 shares issued and outstanding at
    June 30, 1998 and September 30, 1997                                627,119           605,734
  Additional paid-in capital                                            466,561           307,111
  Foreign currency translation                                           60,455            39,752
  Retained earnings                                                   2,092,283         5,563,874
                                                                   ------------      ------------
    Total stockholders' equity                                        3,246,418         6,516,471
                                                                   ------------      ------------

    Total liabilities and stockholders' equity                     $ 12,163,150      $ 12,848,706
                                                                   ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                            RESEARCH, INCORPORATED
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                               Nine Months Ended June 30,
                                                                1998             1997
                                                             -----------      -----------
Operating Activities:
  Net income (loss)                                          $(3,327,504)     $   908,050
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                                491,389          387,243
    Gain on sale of land                                            --         (1,147,094)
    Changes in current operating items:
        Accounts receivable                                      924,977       (1,098,811)
        Inventories                                              (61,374)      (1,456,973)
        Deferred income taxes                                 (1,518,855)            --
        Other current assets                                     261,530            4,102
        Accounts payable and accrued liabilities                (702,858)         122,756
        Deferred revenues                                        626,520             --
        Restructuring reserves                                 1,111,850             --
        Federal and state income taxes                          (785,015)         364,257
                                                             -----------      -----------

    Net cash used in operating activities                     (2,979,340)      (1,916,470)
                                                             -----------      -----------

Investing Activities:
  Proceeds from sale of land, net                                   --          1,529,543
  Property and equipment additions, net                         (499,497)        (562,262)
  Other                                                           18,378           38,542
                                                             -----------      -----------

    Net cash provided by (used in) investing activities         (481,119)       1,005,823
                                                             -----------      -----------

Financing Activities:
  Cash dividends paid                                           (144,087)        (473,357)
  Issuance of common stock                                       180,835          175,513
  Repurchase of common stock                                        --           (765,998)
  Borrowing under line of credit                               5,100,000          765,998
  Payments on line of credit                                  (2,766,000)        (200,000)
                                                             -----------      -----------

    Net cash provided by (used in) financing activities        2,370,748         (497,844)
                                                             -----------      -----------

Cash and cash equivalents:
  Net decrease in cash and cash equivalents                   (1,089,711)      (1,408,491)
  Cash and cash equivalents, at beginning of year              1,204,827        1,841,147
                                                             -----------      -----------

  Cash and cash equivalents, at end of period                $   115,116      $   432,656
                                                             ===========      ===========

Supplemental Cash Flow Information:
  Noncash financing activity:
    Repurchase of common stock through
     issuance of notes payable                               $      --        $   766,000
  Cash paid for interest                                         186,017             --
  Cash paid for income taxes                                     308,000          160,500

The accompanying notes are an integral part of these consolidated financial statements.

                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and nine months ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1997 Form 10-K. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                     June 30,       September 30,
                                       1998            1997
                                       ----            ----
          Raw materials and
           purchased parts         $ 3,313,017      $ 3,470,262
          Work in process and
           finished goods            2,543,807        1,415,568
          Obsolescence reserve      (1,309,620)        (400,000)
                                   -----------      -----------
              Total                $ 4,547,204      $ 4,485,830
                                   ===========      ===========

Earnings per Share -

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents. Earnings per share data for June 30, 1998 and for all periods presented have been restated to reflect the 5 for 4 stock split effective on the record date of December 31, 1997. The number of common shares outstanding did not change during the quarter.


2.    Restructuring:

In February 1998 the Company consolidated the Control Systems business into the Thermal Solutions Division(TSD). Control Systems, which dealt primarily with Asian glass manufacturers, contributed less than 5 percent of sales in fiscal 1997. At the same time expenses were lowered through process improvements and a workforce reduction in the production, support, and administrative areas. Overall, the Company expects that these initiatives will result in cost reductions of more than $1.5 million on an annualized basis beginning in the third quarter of fiscal 1998. Costs associated with the restructuring and the redeployment of Control Systems' resources were taken as a one-time charge of $635,000 in the second quarter of fiscal 1998.

For the third quarter, period ended June 30, 1998, the Company announced further restructuring plans. These actions, triggered by the continuation of the Asian Crisis, included a workforce reduction of an additional 20 percent with a charge against earnings of $.7 million, as well as the restructuring charge of $.3 million for TSD product line discontinuation. In addition, the Company increased the reserve for excess inventory by $.6 million, which was the major cause of lower gross margins for the quarter compared to the third quarter of last year. The workforce reductions, mainly in manufacturing and support areas, were accomplished primarily through voluntary separations and did not affect revenue-generating activities, customer support or high-priority strategic programs.


3.    Debt Obligations:

Line of Credit -

The Company has a $5,000,000 secured bank line of credit, that carries an interest rate equal to the bank's base (prime) rate with no compensating balance requirements. The line is backed by accounts receivable, inventory, equipment and other intangible assets such as patents. The net worth and debt to equity covenants were not met at March 31, 1998 and June 30, 1998. These covenants were waived by the lender.


Note Payable -

The Company had a $766,000 note payable with interest at a rate of 8.5% due January 15, 1998. This note resulted from the Company's common stock repurchase during 1997 and was collateralized by certain assets of the Company. This note was paid off on January 15, 1998 and refinanced with the line of credit.


4.  Stockholders' Equity:

Employee Stock Options -

During fiscal 1992, the Company adopted the 1991 Stock Plan (1991 Plan). On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 310,000 shares. Options for 153,563 shares under the 1991 Plan were outstanding at June 30, 1998 at prices ranging from $4.00 to $6.63 per share.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan. In February and August 1998, 10,875 and 12,100 shares respectively were issued to employees at prices ranging from $4.93 to $2.76.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

Sales for the third quarter and nine month periods of fiscal 1998 compared to the same periods of fiscal 1997 decreased 23.4% and 24.0%, respectively due to a significant reduction in orders for reflow ovens from the Asian market as a result of the financial situation in Asia and from decreased reflow oven sales to contract manufacturers.

Gross profit on sales for the third quarter of fiscal 1998 was down 19.0% due to a reserve for excess inventory of $600,000 mainly in the SMT market and unabsorbed fixed costs. The reserve for excess inventory was caused by the continued pressure on the electronics industry as the ongoing Asian economic turmoil affected capital equipment expenditures of manufactures around the world. The Company will not realize further benefit from the excess inventory. Gross profit margins for fiscal 1998 were down 8.8% for the nine month period due to the impact in the second and third quarters.

Selling expenses for the third quarter and nine month periods of fiscal 1998 compared to the same periods of fiscal 1997 increased 6.5% and 7.9%, respectively as a percent of sales due to continued investments in connection with the Company's shift from a product-driven strategy to a market-driven strategy offset by decreased expenses associated with the lower sales volume.

Expenditures for research and development for the third quarter and nine month periods of fiscal 1998 compared to the same periods of fiscal 1997 increased 4.3 % and 7.4% as a percentage of sales, respectively due to the Company's plan to continue its investment in new product development in its major markets and due to the lower level of sales. These investments are in line with its goal to generate 50% of sales from new products (developed in the last 3 years).

General and administrative expenses for the third quarter and nine month periods of fiscal 1998 compared to the same periods of fiscal 1997 are slightly lower than one year ago, but increased 0.8% and 1.2%, respectively as a percentage of sales due to lower sales volume.

For the third quarter the Company took a restructuring charge of $.7 million, primarily for severance pay related to a workforce reduction in the third quarter, and a charge of $.3 million related to discontinuation of older product lines in the Thermal Solutions Division (TSD). In July, the management team took a ten-percent salary reduction in support of cost control efforts. The Company took these actions in the quarter in response to continued pressure on the electronics industry as the ongoing Asian economic turmoil affected capital equipment expenditures of manufacturers around the world. The Company is aggressively reducing costs, restructuring and streamlining operations while focusing product offerings increasingly on value-added customer solutions. The Company is focusing on resource realignment to reduce fixed costs, as well as cash and asset management programs through the fourth quarter and into the coming fiscal year. However, the Company does not expect further charges against earnings as a result of these actions. As part of its cash management program, the Company discontinued dividends in the third quarter and reduced inventory by $.4 million excluding the reserve for excess inventory and discontinued product line. The Company is aggressively pursuing additional asset management programs. The Company is focusing its resources on its highest-potential products and markets, on streamlining and combining processes, and has identified further means of reducing fixed costs in the future.


Liquidity and Sources of Capital

The Company's working capital of $653,701 at June 30, 1998, decreased from $3,934,186 at September 30, 1997. The current ratio at June 30, 1998 was 1.1 compared to 1.6 at September 30, 1997. The net change in working capital is due to increased financing requirements related to the restructuring costs in the second and third quarters, excess inventory related to the impact of Asia and lower shipments to SMT contract manufactures (because of excess inventory in the computer segment of the industry), and our commitment to meet customer expectations for shorter delivery times, and accounts receivable relative to sales volume. The Company anticipates lower inventory levels to affect working capital in the fourth quarter of fiscal 1998.

The deferred revenue of $626,520 includes a $551,520 progress payment from one customer to develop and deliver SMT units in the fourth quarter of fiscal 1998.

The Company also expects to benefit from a net operating loss (NOL) carryback claim which is currently estimated at $748,052. A favorable cash flow impact is to be expected in the second quarter of fiscal year 1999.

The Company discontinued its quarterly dividend in the third quarter.

The Company has a secured bank line of credit for $5,000,000. The Company did not meet the net worth and debt to equity covenants at June 30, 1998 and received a waiver of both covenants from its lender. The Company is pursuing additional financing to meet working capital requirements and fund the investments in research and development programs which will impact future growth. At June

30, 1998, the Company had borrowings of $4,565,998 at the prime rate under the line of credit. The Company has no long-term debt.

The Company believes it has the ability to meet short term financing requirements through its existing bank line and asset management efforts related to inventory and accounts receivables. The Company is investigating additional financing alternatives and expects to have a favorable cash flow impact from the NOL carryback claim in the second quarter of fiscal 1999.

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

         Part II - Other Information




Item 5. Other Information

The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is August 17, 1998. Additionally, if the Company receives notice of a shareholder proposal after November 1, 1998, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.


Item 6. Exhibits and Reports on Form 8-K
           (a)  Exhibits

                [10]a Line of Credit Amendment  Agreement between
                Norwest Bank Minnesota N.A. and the Company dated
                August 5, 1998.

                [27.1] Financial Data Schedule for 3rd Quarter Ending June 30, 1998

           (b)  Reports on Form 8-K
                None filed during the quarter

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RESEARCH, INCORPORATED
                                  ----------------------------------------------
                                  (Registrant)




Date       8/14/98                /s/ Claude C. Johnson
     --------------------         ----------------------------------------------
                                  Claude C. Johnson
                                  President,
                                  Chief Executive Officer


Date       8/14/98                /s/ Richard L. Grose
     --------------------         ----------------------------------------------
                                  Richard L. Grose
                                  Treasurer