Form 10-K
period 1998-09-30
RESEARCH INC /MN/
filed 1998-12-21
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


_X_ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998 or

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.


Commission file number 0-2387

                             RESEARCH, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of the Company as specified in its charter)

              Minnesota                                41-0908058
---------------------------------------  ---------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

P.O. Box 24064, Minneapolis, Minnesota                    55424
---------------------------------------  ---------------------------------------
(Address of principal executive office)                 (Zip Code)

(The Company's telephone number, including area code) (612) 941-3300

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------

Securities registered pursuant to
Section 12(b) of the Act:

              None
-------------------------------------  -----------------------------------------


Securities registered pursuant to
Section 12(g) of the Act:

Common Stock with a par value of
$.50 per share                                   NASDAQ Symbol RESR
-------------------------------------  -----------------------------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the common shares held by nonaffiliates was approximately $ 3 million based upon the closing sale price of the Company's common stock as of December 11, 1998.

As of December 18, 1998; 1,266,337 common shares were outstanding.

Documents incorporated by reference:

1) Portions of the Proxy Statement dated December 18, 1998, for the Annual Meeting of Shareholders to be held on January 21, 1999, are incorporated by reference into Part III.

                             RESEARCH, INCORPORATED

                                     PART I


Item 1.     Business

      (a)   General Development of the Business

            Research, Incorporated (the "Company") is engaged in the design, manufacturing and sale of complete product solutions based on its core competencies: precise heating and control. The Company's primary focus is on high growth markets including Graphic Arts (ink drying), SMT (solder reflow for surface mount technology), (BGA) ball-grid array, (CSP) chip scale packaging and Plastics. BGA and CSP are segments of the semi-conductor industry. Applications for the Company's products include, solder reflow for assembly of surface mount printed circuit boards and chip production, ink drying for on demand printing, forming of plastics, tube shrinking, materials testing and curing/finishing.

            In fiscal 1997, the Company refocused its efforts from a product-driven company to a market-driven company. The global market for the Company's products includes the United States, Canada, Europe, Asia, Australia, Latin America and South America. Sales are made both direct and through independent sales representatives and distributors. The Company currently operates as one business segment through three operating divisions: Drying, Thermal Solutions, and Research International. During fiscal 1998 the Company merged the resources of Control Systems into the Thermal Solutions Division. Company operations are located in Eden Prairie, Minnesota, a suburb of Minneapolis, with a subsidiary, Research Incorporation Limited, operating as a manufacturing site and European sales office in Plymouth, England.

            On November 8, 1995 the Company established a Foreign Sales Corporation (FSC) to obtain export incentives related to Research Incorporated's international sales activities.

            Research, Incorporated was organized as a Minnesota corporation in October 1966, and prior to that date, operated as the R-I Controls Division of a predecessor company which was formed in 1952. Research Inc. is located at 6425 Flying Cloud Drive, Eden Prairie, Minnesota 55344.

      (b)   Financial Information About Industry Segments

            The Company operates in a single industry segment, industrial electronic instruments and systems. Financial information concerning its operations has been presented in the financial statements referred to under Item 8.

      (c)   Narrative Description of the Business

            (1) (i) Products and Markets - The Company is currently engaged in the design, manufacture, and marketing of three product classes; reflow ovens, drying systems and heating devices.

                        RESEARCH INTERNATIONAL DIVISION
                        The electronics manufacturing market segments addressed by the Research International Division are characterized by significant growth cycles with technology rapidly accelerating to stay ahead of obsolescence. Surface mount technology (SMT) and ball-grid array (BGA) represent the most advanced processes for creating solder-connections to silicon chips. Automation provided by Research International's reflow ovens enable semiconductor manufacturers and assemblers around the world to remain competitive, low cost producers. The microcircuits that pass through Research International's reflow ovens become the electronic intelligence of computer workstations, laptops and palmtops, as well as cellular phones, pagers and other high demand wireless communications products.

                        Research International plans to gain market share through technology leadership, market driven to address customers future needs and leadership in customer service and satisfaction. Research International accelerated expansion into Europe due to the decline of Asian activity. The division added and trained thirteen new industry savvy representatives to cover all of Europe and to begin forging strategic alliances with key customers.

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

                        Product introduction for special applications in fiscal 1998 included the DeltaFlo 10LNSV and CureFlo. The DeltaFlo 10LNSV has high output yet a small footprint. The CureFlo cures or sets the shellac coating on circuit boards to eliminate shifting of components, without igniting the volatile lacquer vapors.

                        Research International in close collaboration with leading SMT manufacturers is developing the Tower(TM) reflow oven. The patented Tower reflow oven is one-third the length of conventional reflow ovens and simultaneously handles different circuit board types. It is the only vertical oven with a board transport situated outside the heating zones for maximum reliability, and planned for commercial availability in the fourth quarter of fiscal 1999.

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

                        In Asia, despite the recent fluctuations in financial markets, direct mail solicitations and database development are in the beginning stages, and variably printed business forms are growing in importance. The Drying Division has the market development strategy in place to take advantage of these trends, while minimizing its exposure. Scitex has expanded into the Asian market and brought with it a need for high-speed dryers. Because space and electricity are at a premium throughout Asia, doing business in the region demands that dryers run on lower power and have smaller footprints. To meet these requirements, the division developed the R1000 Roll-Dri, which reduces energy consumption by more than 50 percent, while running at high speeds.

                        Smaller printers also need high speeds in order to compete. Research, Inc.'s new Speed-Dri was designed to serve smaller printers in the short-run, on-demand print marketplace. Several manufacturers introduced new, moderately priced ink-jet printers to meet the requirements of smaller letter shops that serve the short-run direct mail niche. Since the printers are attractively priced, users can afford to offer their customers versatile ink-jet production as an alternative to preprinted glued labels.

                        In 1999, the Drying Division is expanding beyond inkjet based print technologies into areas such as toner based imaging for forms manufacturers. The Drying Division is also establishing itself as a total system integrator with its new modular drying system which includes components related to the entire print-production process.

                        The Drying Division signed a distributor agreement with Scitex Digital Printing, Inc., that provides Scitex with exclusive worldwide rights to market and sell Research, Inc. drying systems, when integrated with Scitex ink-jet printing equipment. A manufacturing license and exclusive distribution agreement was also signed with Munich-based IndustrieSerVis G.m.b.H. Under this agreement each company is licensed to make, use and sell drying systems and custom system integration components developed by the other. The agreement also grants each company exclusive distribution rights for the others' products.

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

                        TSD develops complete solutions using the Company's core heat-control technology to address growth opportunities. One such total solution product line incorporates heater, framework, control, and cooler in a single package.

                        During fiscal 1998, the division partnered with a leading manufacturer of disposable medical devices to develop and incorporate a one-of-a-kind heating solution. The technology utilizes pinpoint-focused infrared heat to quickly and carefully release each device for its mold. This technology can be transferred to other applications in which focused heat, speed, cleanliness, cost savings and ease of use are project drivers.

                  (ii) Product Investment - The Company expects to continue expenditures for research and development in excess of 10 percent of sales, which is significantly higher than the average for its industries.

                  (iii) Sources and Availability of Raw Materials - Raw
                        materials essential to the business of the Company are generally readily available from a number of sources.

                  (iv) Patents and Trademarks - The Company has a number of patents and is a party to certain license agreements which, while deemed important, are less significant to its competitive position than factors such as product development, name recognition, reliable product maintenance, support and knowledge of employees due to the rapid technological changes in the industry.

                  (v) Seasonality - The business of the Company is not seasonal.

                  (vi) Working Capital Requirements - The practices of the Company relating to working capital items are not considered unusual. The Company carries inventory to support customers rapid delivery requirements.

                  (vii) Customers - During fiscal 1998 the Company had two
                        customers that accounted for 13% and 10% of net sales. In fiscal 1997 the Company had two customers that accounted for 19% and 12% of net sales, while in fiscal 1996 one customer accounted for 11% of net sales.

                        During fiscal 1998 the Company has two customers that represented 12% and 11% of net accounts receivable. In fiscal 1997 the Company had two customers that represented 20% and 10% of net accounts receivables, while in fiscal 1996 one customer represented 10% of net accounts receivables.

                  (viii)Backlog - The dollar amount of the Company's backlog of orders from operations believed to be firm at September 30, 1998, was $4,274,000; at September 30, 1997, it was
                        $2,730,000. It is anticipated that all of the backlog at September 30 will be shipped in the subsequent 12-month period. Backlog has no unusual significance to the business of the Company.

                  (ix) Government Contracts - Government contracts which may be subject to renegotiation of profits or termination do not constitute a material portion of the Company's business.

                  (x) Competition - The Company's business is highly competitive, particularly in the areas of price, service and product performance. Competition involves hundreds of companies -- ranging from companies which are much smaller than the Company to large companies in the electronics, printing and plastics industries.

                  (xi) Research and Development - The Company incurred expenses of approximately $2,968,000, $2,581,000 and $1,735,000 in fiscal years 1998, 1997, and 1996, respectively, on Company-sponsored research activities related to the development of new products, new related products and to the improvement of existing products. No material funds were expended for customer-sponsored research activities.

                  (xii) Environmental Regulations - Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

                  (xiii)Employees - At September 30, 1998, the Company had 134 employees.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales

            (1) The Company has a subsidiary in the United Kingdom. The results of its operations were not material to the Company. Export sales involve sales to customers primarily in Asia, Latin America, Europe, Canada and Australia. See Note 7, "Foreign Sales" of the Notes to Consolidated Financial Statements.

            (2)   Not applicable.

            (3)   Not applicable.


Item 2.     Properties

            The Company's plant and office, which are owned in fee, are located on approximately 12 acres of property at 6425 Flying Cloud Drive, Eden Prairie, Minnesota. The facilities consist of 90,000 square feet of completely air-conditioned space deemed suitable for light manufacturing and office use. Management considers these facilities to be in good condition, well-maintained and adequate for its current operations. On October 4, 1996, the first quarter of fiscal 1997, the Company completed the sale of 13.1 acres of undeveloped land. The Company's subsidiary in the U.K. is operated in a 20,000 square foot leased facility.


Item 3.     Legal Proceedings

            The Company is not a party to any material pending legal proceedings.


Item 4.     Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

Item 4A.    Executive Officers

            None of the executive officers of the Company has any family relationship with any other officer, and all officers serve at the pleasure of the Board of Directors. The following table sets forth other information regarding the Company's executive officers:

                 NAME                AGE        POSITION                                OFFICER SINCE
                 ----                ---        --------                                -------------
                 B.E. Bailey         50         Vice President                               1992

                 D.G. Brady          56         Vice President                               1990

                 N.R. Cox            43         Vice President                               1998

                 R.L. Grose          48         Treasurer                                    1997

                 C.C. Johnson        54         President, CEO and Director                  1984

                 G.E. Magnuson       68         Secretary and Director;
                                                Retired Partner, Lindquist & Vennum          1975
                                                P.L.L.P.

                 K.M. O'Rourke       41         Vice President                               1993


            There are no arrangements or understandings between any of the officers and any other person pursuant to which any of them was selected as an officer.

            Messrs. Johnson, Brady, Bailey, Cox, Grose and Ms. O'Rourke have each been employed by the Company for more than five years. Since 1990 Mr. Magnuson is a retired partner of Lindquist & Vennum P.L.L.P. Mr. Magnuson has been a director and secretary of the Company for more than five years. Ms. O'Rourke became Vice President in November 1993; previously Ms. O'Rourke was Manager of Human Resources. Mr. Grose became Treasurer in January of 1997; previously he was Controller. In December 1998, Mr. Cox became Vice President; previously Mr. Cox was General Manager since 1996 and prior to that Engineering Manager.

                                     PART II

Item 5.     Market for The Company's Common Stock and Related Stockholder
            Matters

      (a) & (c) Market Information and Dividends

            The Company's Board of Directors discontinued declaring dividends after the dividend paid March 31, 1998.

            Dividends paid and price range per share of common stock is as follows:

            Beginning on October 20, 1998, the Company's common stock began trading on the Nasdaq SmallCap Market symbol (RESR), rather than on the Nasdaq National Market tier of the Nasdaq Stock Market.

                                                                         Bid Price Range
                                      Dividends Paid               1998                      1997
                                     ----------------       -------------------       ----------------
            During Quarter Ended      1998       1997        High        Low          High        Low
            ------------------------------------------------------------------------------------------
            December 31              $.056      $.056       9-3/5       6-3/5         5-2/5      3-4/5
            March 31                   .06       .056       7-1/2       4-5/8         7-3/5      4
            June 30                              .216*      6-6/16      2-6/16        7-4/5      4-2/5
            September 30                         .056       4           1-11/16       8          5-1/5
            ------------------------------------------------------------------------------------------
            TOTAL                    $.116      $.384
            =========================================

            * INCLUDES A ONE-TIME SPECIAL DIVIDEND OF $.20 FROM THE SALE OF THE DIMENSION PRODUCT LINE AND SALE OF LAND. PRICES ADJUSTED FOR STOCK SPLIT, 5 FOR 4 ON DECEMBER 31, 1997.

            (b)   Holders

                  The number of holders of record of the Company's common stock as of December 7, 1998, was 566. The Company estimates that an additional 800 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Item 6.     Selected Financial Data

CONSOLIDATED FINANCIAL SUMMARY


(In thousands, except per share data)
For the Years ended September 30                        1998          1997          1996         1995         1994
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------
Consolidated Operations:
  Net sales                                          $   16,731    $   22,843    $   19,661   $   20,923   $   18,163
  Gross profit                                            5,986        10,085         7,955        9,019        7,947
    Percent of sales                                       35.8%         44.1%         40.5%        43.1%        43.8%
Income (loss) from operations (1)                        (4,986)          551            89          903          661
Gain on sale of land                                         --         1,147            --           --           --
Gain on sale of product line                                 --            --           344           --           --
Interest income (expense), net                             (345)           (3)           25           49           64
Income (loss) before income taxes                        (5,331)        1,695           458          952          725
  Percent of sales                                        (31.9)%         7.4%          2.3%         4.6%         4.0%
Income tax provision (benefit)                           (1,813)          578           168          325          228
Net income (loss)                                    $   (3,518)   $    1,117    $      290   $      627   $      497
  Percent of sales                                        (21.0)%         4.9%          1.5%         3.0%         2.7%
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------
 Earnings per Share:
    Basic                                            $    (2.82)   $     0.80    $     0.20   $     0.44   $     0.35
    Diluted                                               (2.82)         0.79          0.19         0.43         0.35
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------
Cash Dividends Paid per Share                        $     .116    $     .384    $     .205   $     .176   $     .176
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------
Return on Beginning
 Stockholders' Equity                                       N/A          15.3%          4.0%         9.3%         7.7%
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------
Weighted Average Number of
  Shares Outstanding:
    Basic                                                 1,247         1,391         1,444        1,411        1,406
    Diluted                                               1,247         1,418         1,492        1,459        1,408
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------


As of September 30                                      1998          1997          1996         1995         1994
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------

Consolidated Financial Condition:
  Net working capital                                $       41    $    3,934    $    5,091   $    5,195   $    4,952
  Current ratio                                        1.0 to 1      1.6 to 1      2.7 to 1     2.5 to 1     2.5 to 1
Property and Equipment, Net                          $    2,392    $    2,521    $    2,100   $    1,876   $    1,695
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------
Total Assets                                             11,373        12,849        10,338       10,593       10,080
Total Stockholders' Equity                                3,218         6,516         7,275        7,195        6,762
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------
Number of Shares Outstanding                              1,266         1,211         1,452        1,425        1,406
Book Value per Share                                 $     2.54    $     5.38    $     5.01   $     5.05   $     4.81
-------------------------------------------------    ----------    ----------    ----------   ----------   ----------

(1) For fiscal 1998, loss from operations includes a $1,676 restructuring charge and inventory write down of $697.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In fiscal 1997, the Company shifted from a product-driven to a market-driven strategy in order to leverage its engineering expertise and to concentrate and invest resources on customers and markets that offer the best potential return. The Company identified key markets in which it has the potential to be a dominant player: surface mount technology (SMT), graphic arts, and infrared. In each area, the Company identified key customers and strategic partners with whom it would work most closely to meet their respective needs. The Company also identified key geographic markets, where it would make additional investments to capitalize on growth potential. The Company believes the SMT and graphic arts markets have the greatest potential for growth. In the SMT market, the Company plans to gain market share by dedicating additional resources to key customers that have ongoing needs for high-quality products and excellent customer service.

Strategic partnerships and high levels of customer service will be key components of the Company's market-driven strategy. While the breadth of the Company's product lines will probably decrease as efforts are focused on selected markets, the Company will invest in new product development at levels that will support its goal of achieving 50% of sales from products developed in the last three years.

CONSOLIDATED OPERATIONS

1998-1997 COMPARISON
Sales for fiscal 1998 decreased 27% from fiscal 1997. The overall decrease in sales is attributable to the protracted Asian economic crisis and its impact on capital expenditures of the Company's high-tech customers in the United States. Sales to the electronics industry in the SMT market decreased 46% from the prior year. Sales to the printing industry in the graphic arts market increased 11%; a slower growth than fiscal 1997 due to lower than expected sales in Asia as a result of the economic crisis in that region. Sales of core heating and control products were down 13% due to the uncertainty caused by the Asian situation on domestic capital equipment expenditures.

The Company has refocused its resources to expand into other geographic markets such as Europe and is not as reliant on Asia. Management believes there will continue to be quarter to quarter fluctuations in the SMT market. Sales of new products introduced in the last three years accounted for 38% of sales, less than its goal of 50% due to the loss of new product sales in Asia.

Gross profit margins decreased 8.3% due to an inventory write down of $697,000, primarily in the SMT market, as well as the effect of additional unabsorbed fixed costs. The inventory write down was caused by the continued pressure on the electronics industry as the on going Asian economic turmoil affected capital equipment expenditures of manufacturers around the world.

Selling expenses increased to 32.8% as a percent of sales in fiscal 1998 from 26.3% of sales in 1997 due to significantly lower level of sales created by the Asian economic crisis.

Expenditures for research and development increased to 17.7% as a percentage of sales in fiscal 1998 from 11.3% of sales in 1997 due to the lower level of sales and the Company's plans to maintain its investments in new product development in its major markets. The Company's goal is to generate 50% of sales from new products developed in the last three years. The Company has shifted the emphasis of its research and development efforts from product adaptations, extensions and enhancements to new product solutions for its chosen markets. The Company has focused its efforts on high potential products and markets. The Company expects to invest more than 10% of sales on these efforts.

General and administrative expenses increased to 5.0% as a percentage of sales in fiscal 1998 from 4.1% in 1997, however, the absolute dollars decreased $102,000. The percentage increase was due to the lower sales volume while spending was reduced by cost containment measures and resource realignment.

In February 1998, the Company consolidated the Control Systems business into the Thermal Solutions Division. Control Systems dealt primarily with Asian glass manufacturers and contributed less than 5 percent of sales in fiscal 1997. Costs associated with the restructuring and the redeployment of Control Systems' resources were taken as a one-time charge of $635,000 in the second quarter of fiscal 1998. Costs associated with the restructuring primarily consisted of severance costs. In the third quarter the Company took a restructuring charge of $1,041,000, primarily for severance pay related to a workforce reduction in the third quarter and asset write downs. The Company took these actions in the quarter in response to continued pressure on the electronics industry as the ongoing Asian economic turmoil affected capital equipment expenditures of manufacturers around the world. The Company aggressively reduced costs, restructured and streamlined operations while focusing product offerings increasingly on value-added customer solutions. The Company is focusing on resource realignment to reduce fixed costs, as well as cash and asset management programs.

Interest expense was $345,000 in fiscal 1998 compared to $51,000 in fiscal 1997. This increase was due to a higher borrowing position.

The effective tax rate for fiscal 1998 and 1997 was 34%.

1997-1996 COMPARISON
Sales for fiscal 1997 increased 16%. The overall increase in sales is attributed to increased demand in the electronics industry, the Company's focus on key customers and acceptance of new product introductions. Sales to the electronics industry in the SMT market increased 70% over the prior year and sales to the printing industry in the graphic arts market increased 20%. The sales increases in the SMT and graphic arts markets were partially offset by the loss of approximately $2,000,000 of sales of the Dimension product, which was sold in September 1996. The increase in sales to the graphic arts market is due to the Company's focus in fiscal year 1996 to penetrate that market. Sales (excluding Dimension sales for 1996) increased 29.0%. Sales of new products introduced in the last three years accounted for 57% of sales.

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

Expenditures for research and development increased to 11.3% as a percentage of sales in 1997 from 8.8% of sales in 1996 due to the Company's plan to increase its investment in new product development in its major markets and funding of the Tower, a first-to-market product solution, introduced in fiscal 1998. These investments are in line with the Company's goal to generate 50% of sales from new products developed in the last three years.

General and administrative expense increased to 4.1% as a percentage of sales in 1997. This increase was due to costs associated with hiring and training additional personnel to support the Company's growth during a tight labor market. The Company expects the labor shortage to continue to impact these costs. The Company will also invest in new business systems and processes in the future with the expectation that these expenses will be leveraged and provide future productivity improvements.

Net income for 1997 includes a one-time gain on sale of land of $1,147,000. The gain on the sale of land is net of $312,000 of expenses such as site preparation and professional fees.

The effective tax rate for 1997 was 34%, compared to 37% in 1996. The decrease is due to the increase in research and development spending and the associated legislation enacted in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $41,000 at the end of fiscal 1998 as compared to $3,934,000 in 1997. The Company's current ratio at September 30, 1998 and 1997, was 1.0 and 1.6, respectively.

The decrease in working capital is due to the cash used in operating activities. Decreases in accounts receivable, inventories, and an increase in deferred revenues were offset by cash used due to the net loss. Accounts receivables decreased due to lower sales. Inventories were lower due to the Company's ability to utilize inventories that were built up to meet customers quick delivery requirements. Deferred revenue was generated from customer advances which were a result of the Company's efforts to aggressively manage cash during the Asia economic crisis. The increase in cash used in investing activities was due to property and equipment purchases which were incurred primarily before the Asia economic downturn. In March 1998 the Company discontinued paying dividends.

The Company has recorded a $493,000 tax receivable, resulting from recognition of a net operating loss (NOL) carryback, which is expected to be received in the second quarter of fiscal 1999. Further, to help improve cash flows, the Company now receives customer advances for significant orders and recorded $623,000 of customer advances at September 30, 1998.

The Company has a secured bank line of credit of $5,000,000 with interest charged at the prime rate. The line is secured by substantially all the Company's assets. At September 30, 1998, the Company had borrowings outstanding of $4,100,000. The Company did not meet certain net worth, debt to equity and net income covenants at September 30, 1998 and has received a waiver of those covenants from its lender. This credit facility terminates January 29, 1999. A short-term note payable of $766,000 was paid off on January 15, 1998. The Company has no long-term debt.

On December 17, 1998, the Company signed a new three-year loan and security agreement with a bank. The new agreement provides for total borrowings of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This new credit facility consists of a line of credit with interest charged at 2.25% above prime and four term loans with interest charged initially at 2.75% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The Company expects to close and draw on the new loan by January 29, 1999.

The Company's management believes its cash flow from operations and borrowing facilities will be sufficient to meet the Company's financing requirements for the foreseeable future. The Company believes that success in its industries requires substantial financial flexibility due to customer expectations and rapidly changing technologies.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software, devices and products with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a shut down in the Company's manufacturing operations, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

STATE OF READINESS
The Company has undertaken various initiatives to evaluate the Year 2000 readiness of the products sold by the Company ("Products"), the information technology systems used in the Company's operations ("IT Systems"), its non-IT systems, such as power to its facilities, HVAC systems, building security, voicemail and other systems, as well as the readiness of its customers and suppliers. The Company has identified eleven Year 2000 target areas that cover the entire scope of the Company's business and has internally established a teams committed to completing an 8-step Compliance Validation Process ("CVP") for each target area. The team is expected to fully complete this process on or before September 1, 1999. The table below identifies the Company's target areas as well as the 8-step CVP with its expected timeline. Although some Phase 2 remediation activities have been started or completed, most team activity is currently focused towards the process of completing Phase 1.

         YEAR 2000 TARGET AREAS                   COMPLIANCE VALIDATION PROCESS
         ----------------------                   -----------------------------
                                                 PHASE 1
                                                 -------
1.  Business Computer Systems          1.  Team Formation            Expected Completion:
2.  Technical Infrastructure           2.  Inventory Assessment
3.  End-User Computing                 3.  Compliance Assessment     End of Q2 Fiscal 1999
4.  Manufacturing Equipment            4.  Risk Assessment
5.  Test Lab
6.  Telecommunications                           PHASE 2
7.  Research & Development                       -------
8.  Logistics                          5.  Resolution/Remediation    Expected Completion:
9.  Facilities                         6.  Validation
10. Customers                          7.  Contingency Plan          End of Q4 Fiscal 1999
11. Suppliers/Key Service Providers    8.  Sign-Off Acceptance

With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside of the Company's control, the Company is in the process of mailing letters to those with whom its believes its relationships are material and is verbally communicating with some of its strategic customers and vendors to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. The Company intends to complete follow-up activities, including but not limited to site surveys, phone surveys and mailings, with significant vendors and service providers as part of the Phase 2 validation.

COSTS TO ADDRESS YEAR 2000 ISSUES
To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of an update to its business computer system consisting primarily of Year 2000 software upgrades as well as the opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters. Because the Company did not accelerate the installation of the software upgrades, it does not consider the costs related thereto to be charges for Year 2000 compliance. Presently, the Company does not have specific estimates for the cost of other upgrades and enhancements to its IT Systems but will provide such by the completion of Phase 1 when they are expected to be available. The Company does anticipate that these estimates will be reasonable and presently expects such to be within the Company's fiscal 1999 budget. At this time, the Company does not possess information necessary to estimate the potential financial impact of Year 2000 compliance issues relating to its non-IT Systems, Products, vendors, customers and other third parties. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse impact on the Company's financial condition and results of operations.

RISKS OF YEAR 2000 ISSUES
Because the Company is still in the discovery and evaluation phase of assessing its overall Year 2000 exposure, it cannot at this time state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's "most reasonably likely worst case Year 2000 scenarios":

1. Disruption of a Significant Customer's Ability to Accept Products or Pay Invoices

The Company's significant customers are large, well-informed customers, mostly in the surface mount technology and printing industries, who are disclosing information to their vendors that indicates they are well along the path toward Year 2000 compliance. These customers have demonstrated their awareness of the Year 2000 issue by issuing requirements of their suppliers and indicating the stages of identification and remediation which they consider adequate for progressive calendar quarters leading up to the century mark. The Company's significant customers, moreover, are substantial companies that the Company believes would be able to make adjustments in their processes as required to cause timely payment of invoices.

2.  Disruption of Supply Materials

The Company is in the process of surveying its vendors with regard to their Year 2000 readiness, and will assess and catalog the responses to the survey. The Company is hopeful of receiving adequate responses from critical vendors and many non-critical vendors within the first two quarters of fiscal 1999. The Company expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date.

3.  Disruption of the Company's IT Systems

The Company has completed a scheduled upgrade of its current business software systems to be Year 2000 compliant. Year 2000 testing of end-user computing hardware and software will occur sometime during fiscal 1999. For this reason, the Company considers that disruption of its IT Systems is unlikely.

4.  Disruption of the Company's Non-IT Systems

The Company is currently conducting a comprehensive assessment of all non-IT systems, including among other things its manufacturing systems and operations, with respect to both embedded processors and obvious computer control. For some systems, upgrades are already scheduled and it is expected that the Phase 1 assessments will highlight by the end of the second quarter of fiscal 1999 any further remediation needs. Considering the nature of the equipment and systems involved, the Company expects that the timing of assessment to be such that it will be able to complete any remediation efforts on a reasonably short schedule, and in any case before arrival of the Year 2000. The Company also believes that, after such assessment and remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of well-maintained equipment.

CONTINGENCY PLANS
While the Company recognizes the need for contingency planning, it has not yet developed any specific contingency plans for potential Year 2000 disruptions. The aforementioned 8-step Compliance Validation Process, however, does include contingency planning by the team and such plans, as developed, will be carefully reviewed by the Company. The Company does anticipate developing contingency plans for its most critical areas, but details of such plans will depend on the Company's final assessment of the problem as well as the evaluation and success of its remediation efforts. Future disclosures will include contingency plans as they become available.

CHANGES IN PERSONNEL
A vice president of the Company who was responsible for the Company's Year 2000 compliance efforts, among other matters, retired from the Company in the third quarter of fiscal 1998. With respect to covering the Company's Year 2000 issues, the Company has replaced this former employee with a senior-level manager who is familiar with the technological issues and challenges involved with the Year 2000 and who has accepted both responsibility and authority for all aspects of the Company's compliance. Regarding the Year 2000, the Company's new Operations Manager, who serves as the Company's Year 2000 Compliance Manger, reports directly to the Company's President and Chief Executive Officer and works closely with legal and, where needed, technical advisors.

For further information regarding the current year items impacting cash flows, see the Company's Consolidated Statements of Cash Flows.

INFLATION

In the past three years, inflation has not had a significant effect on operations.


FORWARD-LOOKING STATEMENTS

The statements included herein that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition, currency fluctuations, availability of labor, general economic conditions, market cycles, dependence on capital expenditures of contract manufactures in SMT, product cancellations or rescheduling, loss of a significant customer, interruptions in the Company's operations or those of any of its suppliers or major customers as such may be caused by problems arising from the Year 2000.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

            The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The Company engages neither in speculative nor derivative trading activities. As of September 30, 1998, the Company had $4.1 million of debt outstanding with a variable interest rate (see Note 2 to the financial statements). A fluctuation in the underlying interest rate on this debt at its current balance would not have a material effect on the Company's financial condition or results of operations.

Item 8.     Financial Statements and Supplementary Data

            The Company's consolidated financial statements, together with the report of the Company's independent public accountants, Arthur Andersen LLP, are included in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

                                    PART III


Items 10.,  Pursuant to General Instruction G (3), the information required by
11., 12.,   Item 10 - Directors and Executive Officers of the Company,
and 13.     Item 11 - Executive Compensation,
            Item 12 - Security Ownership of Certain Beneficial Owners and
            Management, and
            Item 13 - Certain Relationships and Related Transactions, except that portion of Item 10 relating to executive officers of the Company, which is set forth in Item 4A of this report, is hereby incorporated by reference from the Company's definitive Proxy
            Statement, to be filed with the Commission with respect to the Annual Meeting of Shareholders to be held on January 21, 1999.

                                     PART IV


Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

                                                                          Page #
                                                                          ------
  (a) (1)   Financial Statements:

            The following consolidated financial statements of Research, Incorporated and the Report of the Independent Public Accountants thereon, are filed as part of this Form 10-K.

            (i)   Report of Independent Public Accountants                  18

            (ii)  Consolidated Balance Sheets as of September 30, 1998
                  and 1997                                                  19

            (iii) Consolidated Statements of Operations and
                  Consolidated Statements of Stockholders' Equity for
                  the years ended September 30, 1998, 1997, and 1996      20, 21

            (iv)  Consolidated Statements of Cash Flows for the years
                  ended September 30, 1998, 1997, and 1996                  22

            (v)   Notes to Consolidated Financial Statements              23-28

      (2)   Financial Statement Schedule

            The following financial statement schedule is filed with this report:

            (i)   Schedule II -Valuation and qualifying accounts            29

            All schedules except those listed above are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

      (3)   Exhibits

            (3.1) Articles of Incorporation - Incorporated by reference to Exhibit (3.1) of the Company's Form 10-K for the period ended September 30, 1994

            (3.2) Bylaws - Incorporated by reference to Exhibit (3.2) of the Company's Form 10-K for the period ended September 30, 1994

            (4.1)  Line of Credit Agreement between Norwest Bank
                   Minnesota N.A. and the Company dated October 13, 1997. Incorporated by reference to exhibit (4.1) of the Company's Form 10K for the period ended
                   September 30, 1997

            (4.2)  Revolving Note Agreement between Norwest Bank
                   Minnesota N.A. and the Company dated October 13, 1997. Incorporated by reference to exhibit (4.1) of the Company's Form 10K for the period ended
                   September 30, 1997

            (4.3) Waiver of Covenant and Credit Agreement from Norwest Bank Minnesota N.A. dated December 17, 1998

            (4.4) Loan and Security Agreement between Coast Business Credit, a division of Southern Pacific Bank and the Company dated December 17, 1998

            (10.1) 1991 Stock Plan - Incorporated by reference to
                   registration statement on Form Form S-8, file No. 33-75256 (filed February 14, 1994)

            (10.2) Form S-8 filed 11-5-97 - Employee Stock Purchase
                   Plan Incorporated by reference to Exhibit 4.1 of registration statement, on Form S-8, file 333-39567

            (21.1) Subsidiaries of the Company

            (23.1) Consent of Arthur Andersen LLP

            (27.0) Financial Data Schedule

  (b)   Reports on Form 8-K:

        No reports on form 8-K were filed in the quarter ended September 30, 1998.

                              SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RESEARCH, INCORPORATED



                                   By /s/ Claude C. Johnson
                                      ------------------------------------
                                   Claude C. Johnson, President and CEO


                                   By /s/ Richard L. Grose
                                      ------------------------------------
                                   Richard L. Grose, Treasurer




Date: December 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                     Title                            Date

/s/ Claude C. Johnson.        President, CEO and Director      December 18, 1998
----------------------
Claude C. Johnson *

/s/ Richard L. Grose.         Treasurer                        December 18, 1998
--------------------.
Richard L. Grose **

/s/ J. G. Colwell, Jr.        Director                         December 18, 1998
----------------------
John G. Colwell, Jr.

/s/ E.  L. Lundstrom          Director                         December 18, 1998
--------------------
Edward L. Lundstrom

/s/ G. E. Magnuson            Director                         December 18, 1998
------------------
Gerald E. Magnuson

/s/ C. G. Schiefelbein        Director                         December 18, 1998
----------------------
Charles G. Schiefelbein


 *  Principal executive officer
* * Principal financial officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Research, Incorporated:

We have audited the accompanying consolidated balance sheets of Research, Incorporated (a Minnesota corporation) and Subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements and supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research, Incorporated and Subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

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



                                       ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
October 30, 1998

CONSOLIDATED BALANCE SHEETS

                                                                         As of September 30
                                                                    -----------------------------
ASSETS                                                                   1998             1997
-----------------------------------------------------------------   ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents                                          $    108,647     $  1,204,827
 Accounts receivable, net of reserves of $150,000                      2,897,503        3,979,299
 Income tax receivable                                                   493,241               --
 Inventories                                                           3,943,157        4,485,830
 Deferred income tax benefit                                             537,000          405,000
 Prepayments                                                             215,784          191,465
-----------------------------------------------------------------   ------------     ------------

     Total current assets                                              8,195,332       10,266,421
-----------------------------------------------------------------   ------------     ------------

PROPERTY AND EQUIPMENT, at cost:
 Land and land improvements                                              235,569          221,927
 Building                                                              2,298,694        2,182,492
 Machinery and equipment                                               4,339,268        4,534,825
 Less accumulated depreciation                                        (4,481,995)      (4,418,279)
-----------------------------------------------------------------   ------------     ------------

     Net property and equipment                                        2,391,536        2,520,965
-----------------------------------------------------------------   ------------     ------------

OTHER ASSETS
 Deferred income tax benefit                                             786,000               --
 Other assets                                                                 --           61,320
-----------------------------------------------------------------   ------------     ------------

     Total other assets                                                  786,000           61,320
-----------------------------------------------------------------   ------------     ------------

     Total assets                                                   $ 11,372,868     $ 12,848,706
=================================================================   ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES:
 Notes payable                                                      $  4,100,000     $  2,231,998
 Accounts payable                                                      1,692,062        1,689,153
 Deferred revenues                                                       623,196               --
 Accrued liabilities:
  Salaries and benefits                                                  326,645          728,374
  Warranty reserve                                                       350,000          350,000
  Real estate taxes                                                      160,000          155,000
  Restructuring reserves                                                 602,723               --
  Income taxes                                                                --          873,739
  Other                                                                  299,748          303,971
-----------------------------------------------------------------   ------------     ------------

     Total current liabilities                                         8,154,374        6,332,235
-----------------------------------------------------------------   ------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
  1,266,337 and 1,211,468 shares issued and outstanding
  at September 30, 1998 and 1997, respectively                           633,168          605,734
 Additional paid-in capital                                              591,906          307,111
 Foreign currency translation                                             92,097           39,752
 Retained earnings                                                     1,901,323        5,563,874
-----------------------------------------------------------------   ------------     ------------

     Total stockholders' equity                                        3,218,494        6,516,471
-----------------------------------------------------------------   ------------     ------------

     Total liabilities and stockholders' equity                     $ 11,372,868     $ 12,848,706
=================================================================   ============     ============

THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.

CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended September 30                   1998             1997             1996
-------------------------------------------    ------------     ------------     ------------
Net Sales                                      $ 16,730,935     $ 22,843,081     $ 19,661,182
Cost of Sales                                    10,745,255       12,758,030       11,705,817
-------------------------------------------    ------------     ------------     ------------

  Gross profit                                    5,985,680       10,085,051        7,955,365
-------------------------------------------    ------------     ------------     ------------

Expenses:
  Selling                                         5,490,800        6,013,914        5,431,240
  Research and development                        2,967,803        2,580,770        1,735,204
  General and administrative                        837,670          939,174          700,460
  Restructuring (Note 3)                          1,676,000               --               --
-------------------------------------------    ------------     ------------     ------------

     Total expenses                              10,972,273        9,533,858        7,866,904
-------------------------------------------    ------------     ------------     ------------

Income (Loss) From Operations                    (4,986,593)         551,193           88,461
Interest Income                                          --           47,890           24,969
Interest Expense                                   (344,871)         (51,412)              --
Gain on Sale of Land (Note 3)                            --        1,147,094               --
Gain on Sale of Product Line (Note 3)                    --               --          344,400
-------------------------------------------    ------------     ------------     ------------

Income (Loss) Before Income Taxes                (5,331,464)       1,694,765          457,830
Income Tax Provision (Benefit)                   (1,813,000)         578,000          168,000
-------------------------------------------    ------------     ------------     ------------

Net Income (Loss)                              $ (3,518,464)    $  1,116,765     $    289,830
-------------------------------------------    ------------     ------------     ------------

Net Income (Loss) Per Common Share:
     Basic                                     $      (2.82)    $       0.80     $       0.20
     Diluted                                          (2.82)            0.79             0.19

Weighted Average Common Shares Outstanding:
     Basic                                        1,246,530        1,391,145        1,444,000
     Diluted                                      1,246,530        1,418,376        1,492,236

THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock          Additional    Foreign
                                            ------------           Paid-In      Currency      Retained
                                       Shares         Amount       Capital     Translation    Earnings         Total
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995          1,424,523    $   712,262    $    54,862   $     8,953   $ 6,418,712    $ 7,194,789
    Stock options exercised             27,031    $    13,515    $    75,453            --            --         88,968
    Foreign currency translation            --             --             --         8,863            --          8,863
    Net income                              --             --             --            --       289,830        289,830
    Dividends                               --             --             --            --      (306,996)      (306,996)
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996          1,451,554        725,777        130,315        17,816     6,401,546      7,275,454
    Stock options exercised             56,813         28,407        147,106            --            --        175,513
    Foreign currency translation            --             --             --        21,936            --         21,936
    Stock repurchase                  (296,899)      (148,450)        29,690            --    (1,413,238)    (1,531,998)
    Net income                              --             --             --            --     1,116,765      1,116,765
    Dividends                               --             --             --            --      (541,199)      (541,199)
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997          1,211,468        605,734        307,111        39,752     5,563,874      6,516,471
    Stock options exercised             32,030         16,014        210,385            --            --        226,399
    Employee stock purchase plan        22,839         11,420         74,410            --            --         85,830
    Foreign currency translation            --             --             --        52,345            --         52,345
    Net loss                                --             --             --            --    (3,518,464)    (3,518,464)
    Dividends                               --             --             --            --      (144,087)      (144,087)
------------------------------------------------------------------------------------------------------------------------
 Balance, September 30 1998          1,266,337    $   633,168    $   591,906   $    92,097   $ 1,901,323    $ 3,218,494
========================================================================================================================

THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended September 30                                            1998            1997           1996
----------------------------------------------------------------------   -----------    -----------    -----------
 Operating Activities:
  Net income (loss)                                                      $(3,518,464)   $ 1,116,765    $   289,830
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                          675,709        529,876        463,429
      Deferred income taxes                                                 (918,000)       (26,000)        (2,000)
      Gain on sale of land                                                        --     (1,147,094)            --
      Gain on sale of product line                                                --             --       (344,400)
      Changes in current operating elements:
        Accounts receivable, net                                           1,081,796     (1,612,485)     1,781,093
        Inventories                                                          542,673     (1,111,342)      (852,042)
        Prepayments                                                          (24,319)       (28,155)       (66,201)
        Accounts payable and accrued liabilities                            (398,043)       353,554       (736,333)
        Deferred revenues                                                    623,196             --             --
        Restructuring reserves                                               602,723             --             --
        Income taxes payable (receivable)                                 (1,366,980)       330,272       (142,588)
----------------------------------------------------------------------   -----------    -----------    -----------

    Net cash provided by (used in) operating activities                   (2,699,709)    (1,594,609)       390,788
----------------------------------------------------------------------   -----------    -----------    -----------

 Investing Activities:
  Proceeds from sale of land                                                      --      1,529,543             --
  Proceeds from sale of product line                                              --             --      1,000,000
  Property and equipment purchases                                          (489,303)      (921,032)      (650,352)
  Other                                                                        4,343         (6,472)         2,312
----------------------------------------------------------------------   -----------    -----------    -----------

    Net cash provided by (used in) investing activities                     (484,960)       602,039        351,960
----------------------------------------------------------------------   -----------    -----------    -----------

Financing Activities:
  Borrowings under line of credit                                          5,534,002      1,665,998             --
  Payments on line of credit                                              (3,666,000)      (200,000)            --
  Issuance of common stock                                                   312,229        175,513         88,968
  Repurchase of common stock                                                      --       (765,998)            --
  Cash dividends paid                                                       (144,087)      (541,199)      (306,996)
----------------------------------------------------------------------   -----------    -----------    -----------

    Net cash provided by (used in) financing activities                    2,036,144        334,314       (218,028)
----------------------------------------------------------------------   -----------    -----------    -----------

Foreign Currency Translation                                                  52,345         21,936          8,863
----------------------------------------------------------------------   -----------    -----------    -----------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents                    (1,096,180)      (636,320)       533,583
  Beginning of year                                                        1,204,827      1,841,147      1,307,564
----------------------------------------------------------------------   -----------    -----------    -----------

  End of year                                                            $   108,647    $ 1,204,827    $ 1,841,147
======================================================================   ===========    ===========    ===========

Supplemental Cash Flow Information:
 Non-cash financing activity:
  Repurchase of common stock through
   issuance of note payable                                              $        --    $   766,000    $        --
 Cash paid for:
  Interest                                                               $   287,598    $    29,636    $        --
  Income taxes                                                           $    31,000    $   161,000    $   356,000
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

ACCOUNTS RECEIVABLE - Accounts receivable consisted of the following at September 30:

                                            1998             1997
--------------------------------------------------------------------
Trade receivables, net                $2,646,772       $3,739,741
Costs in excess of billing
   on percentage-of-completion
   contracts                             250,731          239,558
--------------------------------------------------------------------
Total                                 $2,897,503       $3,979,299
====================================================================

INVENTORIES - Inventories are stated at the lower of first-in, first-out, cost or market and include direct labor costs, materials and overhead. Inventories consisted of the following at September 30:

                                            1998             1997
--------------------------------------------------------------------
Manufactured subassemblies
   and purchased parts                $2,228,521       $3,070,262
Work in process                        1,714,636        1,415,568
--------------------------------------------------------------------
Total                                 $3,943,157       $4,485,830
====================================================================

DEPRECIATION - Depreciation of property and equipment is computed principally using accelerated methods for both financial and income tax reporting purposes. Depreciation is charged to operations over the estimated useful lives of the property and equipment as follows:

                                                            Years
--------------------------------------------------------------------
Land improvements                                              20
Building                                                       33
Machinery and equipment                                   3 to 10
====================================================================

REVENUE RECOGNITION - Sales and related cost of sales are recorded at the time of shipment, except for system contracts, which are recognized on a percentage-of-completion basis. Revenues on such contracts are recognized as the work progresses, based on the estimated gross profit for each contract.
When a loss is anticipated on a contract, the full amount of the loss is provided currently.

SIGNIFICANT CUSTOMERS - During fiscal 1998 the Company had two customers that accounted for 13% and 10% of net sales. In fiscal 1997 the Company had two customers that accounted for 19% and 12% of net sales, while in fiscal 1996 one customer accounted for 11% of net sales.

During fiscal 1998 the Company has two customers that represented 12% and 11% of net accounts receivable. In fiscal 1997 the Company had two customers that represented 20% and 10% of net accounts receivables, while in fiscal 1996 one customer represented 10% of net accounts receivables.

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

NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997 and effective for fiscal years beginning after December 15, 1997, requires the Company to report and display comprehensive income and its components. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, "will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in fiscal 1999 and is currently analyzing the impact it will have on the disclosures in its financial statements.


2. DEBT OBLIGATIONS:

LINE OF CREDIT - During fiscal 1998, the Company had a $5,000,000 secured bank line of credit which carried an interest rate equal to the bank's prime rate (8.25%) at September 30, 1998. The line is secured by substantially all of the Company's assets. At September 30, 1998, and 1997 the Company had borrowings outstanding of $4,100,000 and $1,466,000 respectively. The Company was not in compliance with certain net worth, debt to equity and net income covenants at September 30, 1998 and has received a waiver of those covenants from its lender.

NOTE PAYABLE - At September 30, 1997, the Company had a $766,000 note payable with interest at a rate of 8.5%. The note was paid in January 1998.

NEW CREDIT FACILITY APPROVED SUBSEQUENT TO SEPTEMBER 30, 1998 - On December 17, 1998, the Company signed a new three-year loan and security agreement with a bank. The new agreement provides for total borrowings of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This new credit facility consists of a line of credit with interest charged at 2.25% above prime and four term loans with interest charged initially at 2.75% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The Company expects to close and draw on the new loan by January 29, 1999.


3. NONRECURRING GAINS AND LOSSES:

SALE OF LAND - During fiscal 1997, the Company sold a parcel of undeveloped land for $1,530,000. The net gain recognized on the sale was $1,147,000 and is shown as Gain on Sale of Land in the accompanying Consolidated Statements of Operations.

SALE OF PRODUCT LINE - During fiscal 1996, the Company sold its Dimension product line, including associated equipment, for a total sales price of $1,000,000. The net gain recognized on the sale was approximately $344,000 and is shown as Gain on Sale of Product Line in the accompanying Consolidated Statements of Operations. An agreement was also signed with the buyer allowing the Company to purchase the Dimension product on a discounted basis for a minimum of three years.

RESTRUCTURING - During fiscal 1998 the Company announced the realignment of its business due to industry conditions in capital equipment markets and continued pressure on the electronics industry as the ongoing Asian economic turmoil affected capital equipment expenditures of manufacturers around the world.

In February the Company consolidated the resources of its Control Systems business into the Thermal Solutions Division. The Control Systems, which dealt primarily with Asian glass manufacturers, contributed less than 5 percent of sales in fiscal 1997. In July, the Company announced additional workforce reductions, mainly in manufacturing and support areas, and these were accomplished primarily through a voluntary layoff. The total workforce reductions were 25%. Costs associated with the restructuring are reflected in the statement of operations and total $1,676,000, primarily for severance costs. Additionally, the Company has written down inventory by $697,000 to reflect exiting certain lines of product and excess inventory. This inventory change has been included in cost of goods sold.


4. STOCKHOLDERS' EQUITY:

EARNINGS PER SHARE DATA - In the fiscal year ended September 30, 1998, the Company adopted SFAS No. 128 "Earnings per Share, " which requires disclosure of basic earnings per share ("EPS") and diluted EPS, which replaces the former primary EPS and fully diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed similarly to EPS as previously reported except that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive "greater of the average share price or end-of-period share price."

As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for all prior periods were restated. The effect of this accounting change on reported EPS data is as follows:

Years Ended September 30,                                                 1998                1997               1996
----------------------------------------------------------------------------------------------------------------------
Primary EPS as reported                                                $ (2.82)            $   .79             $  .19
Effect of SFAS No. 128                                                     .00                 .01                .01
                                                                      ------------------------------------------------
Basic EPS as restated                                                  $ (2.82)            $   .80             $  .20
                                                                      ================================================
Fully diluted EPS as reported                                          $ (2.82)            $   .77             $  .19
Effect of SFAS No. 128                                                     .00                 .02                .00
                                                                      ------------------------------------------------
Diluted EPS as restated                                                $ (2.82)            $   .79             $  .19
                                                                      ================================================

A reconciliation of EPS calculations under SFAS No. 128 is as follows:

Years Ended September 30, (In thousands, except per share amounts)        1998                1997               1996
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $ (3,518)            $ 1,117             $  290
                                                                      ================================================
Weighted average common shares outstanding - Basic                       1,247               1,391              1,444
Effect of dilutive securities:
        Stock option plans                                                   0                  27                 48
                                                                      ------------------------------------------------
Weighted average common shares outstanding - Diluted                     1,247               1,418              1,492
                                                                      ================================================
Net income (loss) per share - Basic                                   $  (2.82)            $   .80             $  .20
                                                                      ================================================
Net income (loss) per share - Diluted                                 $  (2.82)            $   .79             $  .19
                                                                      ================================================

STOCK SPLIT - On November 5, 1997, the Company's Board of Directors approved a five-for-four stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and related notes. All share and per share data have been restated to reflect the stock split.

STOCK REPURCHASE - On May 28, 1997, the Company repurchased 237,519 shares of common stock at a price of $6.45 per share from a major stockholder through the issuance of a note payable to the stockholder and borrowing under the Company's line-of-credit facility.

STOCK-BASED COMPENSATION - The Company has a stock option plan (the Plan). A total of 210,000 shares or common stock have been reserved for issuance to directors, officers, and key employees. Stock options have been granted at their fair market value as determined by the Board of Directors at the date of grant. The stock options expire after five years from the date of grant and are exercisable at a rate of 25% per year on a cumulative basis, beginning one year after the date of grant.

Information regarding stock options is shown below for the year ended September 30:

                                                    1998                               1997                             1996
                                              AVERAGE WEIGHTED                   AVERAGE WEIGHTED                 AVERAGE WEIGHTED
STOCK OPTIONS                     SHARES       EXERCISE PRICE       SHARES        EXERCISE PRICE       SHARES      EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning           154,063           $4.74           140,938           $ 4.14            140,625         $ 3.50
    Granted                       37,000            6.63            73,750             4.58             35,625           6.11
    Exercised                    (32,030)           4.20           (56,813)            3.09            (27,031)          3.35
    Expired                           --              --            (2,875)            3.97                 --             --
    Canceled                      (7,501)           4.78              (938)            4.93             (8,281)          4.67
------------------------------------------------------------------------------------------------------------------------------------
Outstanding, end                 151,532           $5.35           154,063           $ 4.74            140,938         $ 4.14
------------------------------------------------------------------------------------------------------------------------------------
Exercisable, end                  49,354           $5.02            43,125           $ 4.39             76,250         $ 3.29
------------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value
    of options granted                             $2.11                             $  .74                            $ 1.40
====================================================================================================================================

The Company accounts for the options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the options been determined consistent with Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been the following pro forma amounts for the year ended September 30:

                                                         1998              1997             1996
--------------------------------------------------------------------------------------------------
Net income (loss):
    As reported                                   $(3,518,464)       $1,116,765         $289,830
    Pro forma                                     $(3,550,431)       $1,096,824         $279,852
Net income (loss) per common share-diluted:
    As reported                                        $(2.82)             $.79             $.19
    Pro forma                                          $(2.85)             $.77             $.19
==================================================================================================

The fair market value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 1998, 1997 and 1996:


Assumptions as of the grant date                         1998              1997             1996
--------------------------------------------------------------------------------------------------
Risk-free interest rate                                 5.41%             5.89%            5.51%
Expected lives                                          5.00              5.00             5.00
Expected volatility                                       47%               38%              43%
==================================================================================================

Options outstanding at September 30, 1998, have an exercise price ranging between $4.00 and $6.625.

EMPLOYEE STOCK PURCHASE PLAN
During fiscal 1997, the Shareholders approved an Employee Stock Purchase Plan. Under the terms of the plan, employees may purchase stock at 85% of Market Price at the beginning or end of a six month phase; whichever price is lower. There were 100,000 shares authorized for this plan. As of September 30, 1998, 22,975 shares have been issued.


5. INCOME TAXES:

The income tax provision (benefit) consists of the following:

                                                         1998              1997             1996
--------------------------------------------------------------------------------------------------
Current federal                                     $(749,000)         $599,000         $201,000
Current state                                           2,000             2,000            2,000
Foreign                                                    --             3,000          (33,000)
--------------------------------------------------------------------------------------------------
                                                     (747,000)          604,000          170,000
Deferred income taxes                              (1,066,000)          (26,000)          (2,000)
--------------------------------------------------------------------------------------------------
Income tax provision (benefit)                    $(1,813,000)         $578,000         $168,000
==================================================================================================

A reconciliation of the statutory federal rate to the effective tax rate is as follows:

                                      1998              1997              1996
--------------------------------------------------------------------------------

Statutory federal rate                (34%)              34%               34%
State taxes, net of federal
  income tax provision                  -                 -                 -
Other, net                              -                 -                 3
--------------------------------------------------------------------------------
Effective tax rate                    (34%)              34%               37%
================================================================================

The Company has recorded the following net deferred taxes:

As of September 30                                      1998              1997
--------------------------------------------------------------------------------
Reserves and other accruals                         $241,000          $376,000
Net operating loss carryforward                      194,000                --
Restructuring reserves                               102,000                --
--------------------------------------------------------------------------------
      Total current deferred taxes                   537,000           376,000
--------------------------------------------------------------------------------
Net operating loss carryforward                      466,000                --
Depreciation and amortization                       (146,000)         (148,000)
Restructuring reserve                                306,000                --
Reserves and other accruals                          160,000            29,000
--------------------------------------------------------------------------------
      Total noncurrent deferred taxes                786,000          (119,000)
--------------------------------------------------------------------------------
Net deferred taxes                                $1,323,000          $257,000
================================================================================

The Company has a net operating loss carryforward of $1,932,000 as of September 30, 1998.


6. RETIREMENT BENEFITS:

The Company has a profit sharing retirement plan that provides deferred compensation benefits for eligible employees. The annual contribution to the plan is discretionary and is determined in accordance with policies established by the Board of Directors. The Board of Directors authorized contributions of $186,000, $232,000, and $160,000 for fiscal 1998, 1997 and 1996, respectively.
Contributions for fiscal 1998 and 1996 included 401(k), while 1997 included both 401(k) and discretionary profit sharing.


7. FOREIGN SALES:

Export sales to customers in various foreign countries totaled $4,811,000, $11,174,000 and $6,976,000 in fiscal 1998, 1997 and 1996, respectively. Sales to customers in Asia totaled $1,789,000, $3,709,000 and $4,542,000 in fiscal 1998,
1997 and 1996, respectively. Sales to customers in Latin America totaled $1,030,000, $3,990,000 and $613,000 in fiscal 1998, 1997, and 1996, respectively. Sales to European customer were $1,696,000, $2,445,000 and $1,042,000 in fiscal 1998, 1997 and 1996, respectively

                                           1998           1997            1996
--------------------------------------------------------------------------------
        Asia                            $ 1,789        $ 3,709         $ 4,542
        Latin America                     1,030          3,990             613
        Europe                            1,696          2,445           1,042
        Other                               296          1,030             779
--------------------------------------------------------------------------------
        Total                           $ 4,811       $ 11,174         $ 6,976
================================================================================

8 UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                    1st           2nd           3rd           4th           1998
1998 Quarterly Results            Quarter       Quarter       Quarter       Quarter         Total
-------------------------------  ----------    ----------    ----------    ----------    ----------
Consolidated Operations:
  Net sales                      $    4,868    $    3,215    $    4,308    $    4,340    $   16,731
  Gross profit                        2,315         1,000         1,076         1,595         5,986
  Loss before income taxes             (265)       (2,211)       (2,370)         (485)       (5,331)
  Net loss                       $     (180)   $   (1,548)   $   (1,599)   $     (191)   $   (3,518)
  Earnings per Share:
    Basic                        $     (.15)   $    (1.24)   $    (1.28)   $     (.15)   $    (2.82)
    Diluted                            (.15)        (1.24)        (1.28)         (.15)        (2.82)

===================================================================================================

                                    1st           2nd           3rd           4th           1997
1997 Quarterly Results            Quarter       Quarter       Quarter       Quarter         Total
-------------------------------  ----------    ----------    ----------    ----------    ----------

Consolidated Operations:
  Net sales                      $    4,873    $    5,816    $    5,622    $    6,532    $   22,843
  Gross profit                        2,063         2,680         2,475         2,867        10,085
  Gain from sale of land              1,147            --            --            --         1,147
  Income before income taxes          1,102           249           114           230         1,695
  Net Income                     $      686    $      153    $       69    $      209    $    1,117
  Earnings per Share:
    Basic                        $      .47    $      .10    $      .05    $      .17    $      .80
    Diluted                             .47           .10           .05           .16           .79

===================================================================================================

                        RESEARCH, INCORPORATED
                              SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS

                                            Balance,                                                    Balance,
                                           Beginning                                                    End of
                                           of Period          Additions         Deductions              Period
                                          -----------        -----------        -----------             -------
Allowance for doubtful accounts (1):

     Year ended September 30, 1996        $   150,000        $     5,480        $    (5,480)            150,000

     Year ended September 30, 1997            150,000             12,563            (12,563)            150,000

     Year ended September 30, 1998            150,000             13,116            (13,116)            150,000



Restructuring reserve (2):

     Year ended September 30, 1996        $        --        $        --        $        --         $        --

     Year ended September 30, 1997                 --                 --                 --                  --

     Year ended September 30, 1998                 --          1,676,000         (1,073,277)            602,723



(1) Doubtful account deductions represent amounts determined to be uncollectible and charged against the reserve net of collections on accounts previously written off.

(2) Restructuring reserve deduction represent amounts actually paid for restructuring costs.