Form 10-Q
period 1998-12-31
RESEARCH INC /MN/
filed 1999-02-16
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387


                             RESEARCH, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                         41-0908058
------------------------------------                    ------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification Number)

  P.O. Box 24064, Minneapolis, Minnesota                                55424
---------------------------------------------                        -----------
 (Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code (612) 941-3300


--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 11, 1999, 1,279,708 common shares were outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

RESEARCH, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                        Three Months Ended
                                                           December 31
                                                --------------------------------
                                                      1998              1997
--------------------------------------------------------------------------------
Net Sales                                       $   5,393,706      $   4,867,960
Cost of Sales                                       3,254,460          2,552,893
--------------------------------------------------------------------------------

  Gross profit                                      2,139,246          2,315,067
--------------------------------------------------------------------------------

Expenses:
  Selling                                           1,232,918          1,487,703
  Research and development                            474,095            797,633
  General and administrative                          224,149            240,793
--------------------------------------------------------------------------------

     Total expenses                                 1,931,162          2,526,129
--------------------------------------------------------------------------------

Income (Loss) From Operations                         208,084           (211,062)
Interest Expense                                      (84,595)           (53,695)
--------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                     123,489           (264,757)
Income Tax Provision (Benefit)                         41,960            (84,722)
--------------------------------------------------------------------------------

Net Income (Loss)                               $      81,529      $    (180,035)
--------------------------------------------------------------------------------

Net Income (Loss) Per Common Share:
     Basic                                      $        0.06      $       (0.15)
     Diluted                                             0.06              (0.15)

Weighted Average Common Shares Outstanding:
     Basic                                          1,266,337          1,224,037
     Diluted                                        1,266,337          1,224,037

THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

RESEARCH, INCORPORATED
CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                 As of December 31  As of September 30
ASSETS                                                                  1998               1998
------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                                       $      144,382       $      108,647
 Accounts receivable, net of reserves of $150,000                     3,719,778            2,897,503
 Income tax receivable                                                  493,241              493,241
 Inventories                                                          3,027,106            3,943,157
 Deferred income tax benefit                                            537,000              537,000
 Prepayments                                                            211,387              215,784
------------------------------------------------------------------------------------------------------

     Total current assets                                             8,132,894            8,195,332
------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost:
 Land and land improvements                                             235,569              235,569
 Building                                                             2,298,694            2,298,694
 Machinery and equipment                                              4,335,905            4,339,268
 Less accumulated depreciation                                       (4,627,259)          (4,481,995)
------------------------------------------------------------------------------------------------------

     Net property and equipment                                       2,242,909            2,391,536
------------------------------------------------------------------------------------------------------

OTHER ASSETS:
 Deferred income tax benefit                                            786,000              786,000
------------------------------------------------------------------------------------------------------

     Total assets                                                $   11,161,803       $   11,372,868
======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
 Notes payable                                                   $    4,300,000       $    4,100,000
 Accounts payable                                                     1,400,568            1,692,062
 Deferred revenues                                                      939,310              623,196
 Accrued liabilities:
  Salaries and benefits                                                 272,069              326,645
  Warranty reserve                                                      350,000              350,000
  Real estate taxes                                                     129,694              160,000
  Restructuring reserves                                                237,680              602,723
  Other                                                                 309,838              299,748
------------------------------------------------------------------------------------------------------

     Total current liabilities                                        7,939,159            8,154,374
------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,266,337 shares issued and outstanding at
     December 31, 1998 and September 30, 1998                           633,168              633,168
 Additional paid-in capital                                             591,906              591,906
 Accumulated other comprehensive income                                  14,718               92,097
 Retained earnings                                                    1,982,852            1,901,323
------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                       3,222,644            3,218,494
------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                  $   11,161,803       $   11,372,868
======================================================================================================

THE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.

RESEARCH, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Three Months Ended December 31
                                                            --------------------------------
                                                                  1998              1997
--------------------------------------------------------------------------------------------
Operating Activities:
  Net income (loss)                                          $     81,529      $   (180,035)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                               145,264           165,223
      Changes in current operating elements:
        Accounts receivable, net                                 (822,275)         (128,663)
        Inventories                                               916,051        (1,006,859)
        Prepayments                                                 4,397           (41,157)
        Accounts payable and accrued liabilities                 (366,286)         (836,902)
        Deferred revenues                                         316,114                --
        Restructuring reserves                                   (365,043)               --
        Federal and state income taxes                                 --          (486,246)
--------------------------------------------------------------------------------------------

    Net cash used in operating activities                         (90,249)       (2,514,639)
--------------------------------------------------------------------------------------------

Investing Activities:
  Property and equipment additions, net                             3,363          (385,829)
  Other                                                                --            (8,143)
--------------------------------------------------------------------------------------------

    Net cash provided by (used in) investing activities             3,363          (393,972)
--------------------------------------------------------------------------------------------

Financing Activities:
  Borrowings under line of credit                               1,700,000         2,500,000
  Payments on line of credit                                   (1,500,000)         (700,000)
  Issuance of common stock                                             --            89,320
  Cash dividends paid                                                  --           (69,067)
--------------------------------------------------------------------------------------------

    Net cash provided by financing activities                     200,000         1,820,253
--------------------------------------------------------------------------------------------

Effect of Foreign Currency Translation                            (77,379)           32,756
--------------------------------------------------------------------------------------------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents             35,735        (1,055,602)
  Beginning of year                                               108,647         1,204,827
--------------------------------------------------------------------------------------------

  End of year                                                $    144,382      $    149,225
============================================================================================

Supplemental Cash Flow Information:
 Cash paid for:
  Interest                                                   $     87,503      $     18,210
  Income taxes                                               $         --      $    287,000
============================================================================================

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

                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of December 31, 1998, the consolidated statements of operations and cash flows for the three months ended December 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1998 Form 10-K. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                          December 31,        September 30,
                                              1998                1998
                                          -----------         -----------
         Raw materials and
          purchased parts                 $ 1,822,445         $ 2,228,521
         Work in process and
          finished goods                    1,204,661           1,714,636
                                          -----------         -----------
           Total                          $ 3,027,106         $ 3,943,157
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

Earnings per Share -

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents. Earnings per share data for December 31, 1998 and for all periods presented reflect the 5 for 4 stock split effective on the record date of December 31, 1997. The number of common shares outstanding did not change during the first quarter of fiscal 1999.

2.       Debt Obligations:

New Credit Facility -

On December 17, 1998, the Company signed a new three-year loan and security agreement with a bank. The new agreement provides for total borrowings of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This new credit facility consists of a line of credit with interest charged at 2.25% above prime and four term-loans with interest charged initially at 2.75% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The Company closed on the new loan on January 21, 1999.

Line of Credit -

During the first quarter of fiscal 1999, the Company had a $5,000,000 secured bank line of credit which carried an interest rate equal to the bank's prime rate (8.25%) at December 31, 1998. The line was secured by substantially all of the Company's assets. The Company had borrowings outstanding of $4,300,000 as of December 31, 1998. The Company was not in compliance with certain net worth, debt to equity and net income covenants at December 31,

1998 and had received a waiver of those covenants from its lender. This loan was paid off on January 21, 1999 and replaced with the new credit facility.

3.       Stockholders' Equity:

Employee Stock Options -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Stock Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 362,500 shares. Options for 147,938 shares under the 1991 Plan were outstanding at December 31, 1998 at prices ranging from $4.00 to $6.625 per share.

Stock Split -

On November 5, 1997, the Board of Directors declared a 5 for 4 stock split in the form of a 25 percent stock dividend to stockholders of record on December 31, 1997.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan. As of December 31, 1998, 22,975 shares have been issued.

4.       Comprehensive Income

During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company has adopted SFAS No. 130 beginning in fiscal year 1999. Comprehensive income (loss) for the three months ended December 31, 1998 and 1997 was $4,150 and $(147,279), respectively. Other comprehensive income (loss) for the three months ended December 31, 1998 and 1997 was $(77,379) and $32,756 and was comprised of the effect of changes in foreign currency exchange rates in translating assets, liabilities and the results of operations of the Company's foreign subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Operations

Sales for the first three months of fiscal 1999 (the quarter ended December 31, 1998) compared to the same period of fiscal 1998 increased 10.8% due to higher sales in the SMT market. The prior period was impacted by lower sales in that market due to the Asian economic impact beginning to take effect.

Gross profit decreased 7.9% due to costs associated with the sale of excess inventory and higher than expected new product start up costs. The prior period gross margins were unusually high due to product mix and volume in the graphics arts products. The Company reduced inventory approximately $900,000 during the quarter on higher sales volume. The Company expects minimal impact on gross margins from the sale of the remaining excess inventory during the remainder of the year.

Selling expenses decreased 7.7% as a percentage of sales which was the effect of the Company adjusting its expense levels due to the sales volume decrease that began to occur in the prior year. The current levels of expense are more representative of the expected expenditure levels.

Expenditures for research and development decreased 7.6% primarily due to the Company temporarily devoting a portion of its engineering resources to sale of product.

General and administrative expenses decreased 0.8% as a percentage of sales due to lower costs associated with hiring and training which were incurred in the prior year.

Interest expense was $85,000 compared to $54,000 one year ago due to the higher borrowing levels. The Company expects interest costs to increase due to the higher interest rate on its new bank financing agreement, which closed on January 21, 1999.

Net profit was $82,000 compared to a net loss of $180,000 one-year ago.

Liquidity and Sources of Capital

The Company's working capital of $194,000 at December 31, 1998 increased from $41,000 at September 30, 1998. The Company's current ratio at both December 31, 1998, and September 30, 1998 was 1.0 to 1.

Accounts receivable increased due to timing of shipments late in the quarter. Inventories were reduced by sales of excess inventory that had been built up to meet customer's anticipated requirements for quick delivery. Deferred revenue was generated from customer advances, which are a result of the Company's efforts to aggressively manage cash. The increase in borrowings was used to pay down accounts payable. The negative cash flow from operations during the quarter resulted from pay down on the restructuring expenses.

On December 17, 1998, the Company signed a new three-year loan and security agreement with a bank. The new agreement provides for total borrowings of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This new credit facility consists of a line of credit with interest charged at 2.25% above prime and four term loans with interest charged initially at 2.75% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The Company closed and drew on the new loan on January 21, 1999.

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


                                               RESEARCH, INCORPORATED
                                               (Registrant)



Date  2/12/99                              /s/ Claude C. Johnson
                                           -----------------------------------
                                               Claude C. Johnson
                                               President,
                                               Chief Executive Officer


Date  2/12/99                              /s/ Richard L. Grose
                                           -----------------------------------
                                               Richard L. Grose
                                               Treasurer