Form 10-Q
period 1999-03-31
RESEARCH INC /MN/
filed 1999-05-14
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31,1999 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387


                             RESEARCH, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                         41-0908058
----------------------------------                       -----------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification Number)

   P.O. Box 24064, Minneapolis, Minnesota                               55424
-------------------------------------------                          -----------
  (Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code (612) 941-3300
                                                   --------------


--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 13, 1999, 1,279,708 common shares were outstanding.
-------------------------------------------------------------

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          RESEARCH, INCORPORATED
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                                                     Three Months Ended                 Six Months Ended
                                                          March 31                          March 31
                                                -----------------------------     -----------------------------
                                                    1999             1998             1999             1998
                                                ------------     ------------     ------------     ------------
Net sales                                       $  5,545,119     $  3,215,080     $ 10,938,825     $  8,083,040
Cost of sales                                      3,122,052        2,215,774        6,376,512        4,768,667
                                                ------------     ------------     ------------     ------------

  Gross profit                                     2,423,067          999,306        4,562,313        3,314,373
                                                ------------     ------------     ------------     ------------
Expenses:
  Selling                                          1,316,935        1,436,058        2,549,853        2,923,761
  Research and development                           602,497          803,988        1,076,592        1,601,621
  General and administrative                         226,570          244,994          450,719          485,787
  Restructuring                                           --          635,000               --          635,000
                                                ------------     ------------     ------------     ------------

  Total expenses                                   2,146,002        3,120,040        4,077,164        5,646,169
                                                ------------     ------------     ------------     ------------
Income (loss) from operations                        277,065       (2,120,734)         485,149       (2,331,796)
Interest expense                                    (116,680)         (90,758)        (201,275)        (144,453)
                                                ------------     ------------     ------------     ------------
Income (loss) before taxes                           160,385       (2,211,492)         283,874       (2,476,249)
Income tax provision (benefit)                        54,652         (663,330)          96,612         (748,052)
                                                ------------     ------------     ------------     ------------
Net income (loss)                               $    105,733     $ (1,548,162)    $    187,262     $ (1,728,197)
                                                ============     ============     ============     ============
Earnings Per Share:
  Basic and diluted                             $       0.08     $      (1.24)    $       0.15     $      (1.40)


Weighed Average Shares Outstanding (Note 1):
  Basic                                            1,274,657        1,245,643        1,270,451        1,234,724
  Diluted                                          1,274,805        1,262,281        1,270,525        1,276,003


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RESEARCH, INCORPORATED
CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                          As of March 31    As of September 30
ASSETS                                                                         1999                1998
-----------------------------------------------------------------------   --------------    ------------------
CURRENT ASSETS
 Cash and cash equivalents                                                $      134,016      $      108,647
 Accounts receivable, net of reserves of $150,000                              4,314,211           2,897,503
 Income tax receivable                                                                --             493,241
 Inventories                                                                   3,050,563           3,943,157
 Deferred income tax benefit                                                     570,635             537,000
 Prepayments                                                                     309,164             215,784
-----------------------------------------------------------------------   --------------      --------------

     Total current assets                                                      8,378,589           8,195,332
-----------------------------------------------------------------------   --------------      --------------

PROPERTY AND EQUIPMENT, at cost
 Land and land improvements                                                      235,569             235,569
 Building                                                                      2,298,694           2,298,694
 Machinery and equipment                                                       4,372,862           4,339,268
 Less accumulated depreciation                                                (4,769,627)         (4,481,995)
-----------------------------------------------------------------------   --------------      --------------

     Net property and equipment                                                2,137,498           2,391,536
-----------------------------------------------------------------------   --------------      --------------

DEFERRED INCOME TAX BENEFIT                                                      741,423             786,000
-----------------------------------------------------------------------   --------------      --------------

     Total assets                                                         $   11,257,510      $   11,372,868
=======================================================================   ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------

CURRENT LIABILITIES:
 Line of credit and current portion of long-term debt                     $    1,686,745      $    4,100,000
 Accounts payable                                                              1,899,293           1,692,062
 Deferred revenue                                                                964,968             623,196
 Accrued liabilities:
  Salaries and benefits                                                          243,723             326,645
  Warranty reserve                                                               350,000             350,000
  Real estate taxes                                                              159,094             160,000
  Restructuring reserves                                                          99,003             602,723
  Other                                                                          227,563             299,748
-----------------------------------------------------------------------   --------------      --------------

     Total current liabilities                                                 5,630,389           8,154,374
-----------------------------------------------------------------------   --------------      --------------

Long-term debt                                                                 2,198,055                  --

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,279,708 and 1,266,337  shares issued and outstanding                      639,854             633,168
 Additional paid-in capital                                                      622,125             591,906
 Accumulated other comprehensive income                                           78,502              92,097
 Retained earnings                                                             2,088,585           1,901,323
-----------------------------------------------------------------------   --------------      --------------

     Total stockholders' equity                                                3,429,066           3,218,494
-----------------------------------------------------------------------   --------------      --------------

     Total liabilities and stockholders' equity                           $   11,257,510      $   11,372,868
=======================================================================   ==============      ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six Months Ended March 31,
                                                                  -----------------------------
                                                                      1999             1998
                                                                  ------------     ------------
Operating Activities:
      Net income (loss)                                           $    187,262     $ (1,728,197)
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                               287,632          330,516
           Changes in current operating items:
               Accounts receivable                                  (1,416,708)       1,613,706
               Inventories                                             892,594       (1,359,392)
               Income tax receivable                                   493,241         (748,052)
               Prepayments                                             (93,380)         210,751
               Accounts payable and accrued liabilities                (17,203)        (993,318)
               Deferred revenue                                        341,772          694,629
               Restructuring reserves                                 (503,720)         430,618
               Federal and state income taxes                           79,363         (784,462)
                                                                  ------------     ------------

           Net cash provided by (used in) operating activities         250,853       (2,333,201)
                                                                  ------------     ------------

Investing Activities:
       Purchases of property and equipment                             (33,594)        (445,537)
      Other                                                                 --           (8,680)
                                                                  ------------     ------------

           Net cash used in investing activities                       (33,594)        (454,217)
                                                                  ------------     ------------

Financing Activities:
      Cash dividends paid                                                   --         (144,087)
      Issuance of common stock                                          36,905          180,835
      Proceeds from (payment on) line of credit, net                (2,760,739)       1,634,000
      Proceeds from long-term debt                                   3,095,000               --
      Payments on long-term debt                                      (549,461)              --
                                                                  ------------     ------------

           Net cash provided by (used in) financing activities        (178,295)       1,670,748
                                                                  ------------     ------------

      Effect of foreign currency translation                           (13,595)          33,640

Cash and cash equivalents:
      Net increase (decrease) in cash and cash equivalents              25,369       (1,083,030)
      Cash and cash equivalents, at beginning of year                  108,647        1,204,827
                                                                  ------------     ------------

      Cash and cash equivalents, at end of period                 $    134,016     $    121,797
                                                                  ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three and six months ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the six months ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1998 Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                           March 31,         September 30,
                                             1999                1998
                                         -----------          -----------
         Raw materials and
          purchased parts                $ 2,019,770          $ 2,228,521
         Work in process and
          finished goods                   1,030,793            1,714,636
                                         -----------          -----------
           Total                         $ 3,050,563          $ 3,943,157
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

Earnings per Share -

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents. Earnings per share data for March 31, 1999 and for all periods presented have been restated to reflect the 5 for 4 stock split effective on the record date of December 31, 1997. The number of common shares outstanding increased by 13,371 shares during the second quarter of fiscal 1999 by the issuance of shares through the employee stock purchase plan.

2. Debt Obligations

New Credit Facility -

On January 21, 1999, the Company entered a new three-year loan and security agreement with a bank. The new agreement provides for total borrowings of up to $8 million, subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This new credit facility consists of a line of credit with interest charged at 2.25% above prime and four term-loans with interest charged initially at 2.75% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The Company was in compliance with all of the covenants as of March 31, 1999.

3. Comprehensive Income

During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. The Company has adopted SFAS No. 130 beginning in fiscal 1999. Comprehensive income
(loss) was comprised of the effect of changes in foreign currency exchange rates in translating assets, liabilities and the results of operations of the Company's foreign subsidiary. Comprehensive income (loss) for the following three and six month periods were:

                             Three Months Ended            Six Months Ended
                                  March 31                     March 31
                         -------------------------    -------------------------
                           1999            1998         1999            1998
                         -------------------------    -------------------------
Net income(loss)         $105,733      $(1,548,162)   $187,262      $(1,728,197)
Other comprehensive
  income(loss)             63,784              884     (13,595)          33,640
                         -------------------------    -------------------------
Comprehensive
  income (loss)          $169,517      $(1,547,278)   $173,667      $(1,694,557)
                         =========================    =========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

Sales for the second quarter and six month period of fiscal 1999 (the quarter ended March 31, 1999) compared to the same periods of fiscal 1998 increased 72.5% and 35.3% due to higher sales in both the printing market and the surface mount technology (SMT) market. The prior year periods were impacted by lower sales due to the Asian economic impact.

Gross margin on sales for the quarter and six month period were up 12.6% and 0.7% compared to the same periods of fiscal 1998. The prior year second quarter gross margins were unusually low due to volume and unabsorbed fixed costs which were caused by the Asian economic crisis. The Company reduced inventory by approximately $900,000 due to efforts to liquidate the remainder of the excess inventory caused by the Asian financial crisis.

Selling expenses decreased 21.0% as a percentage of sales for the quarter and 12.9% for the six month period of fiscal 1999 compared to the same periods in fiscal 1998. This was the effect of the Company adjusting its expense levels due to the sales volume decrease that began to occur in the prior year.

Expenditures for research and development decreased 14.1% as a percentage of sales for the quarter and 10.0% for the six month period of fiscal 1999 compared to the same periods in fiscal 1998. This was primarily due to the Company temporarily devoting a portion of its engineering resources to sale of product.

General and administrative expenses decreased 3.5% as a percentage of sales for the quarter and 1.9% for the six month period of fiscal 1999 compared to the same periods in fiscal 1998. This was due to higher levels of sales.

Interest expense was $117,000 for the quarter for fiscal 1999 compared to $91,000 for the same quarter one year ago. This was due to higher interest rates on the new financing bank arrangements.

Net profit was $106,000 for the quarter of fiscal 1999 compared to a net loss of $1,548,000 for the same period in fiscal 1998. The prior year was impacted by restructuring reserves of $635,000, which included severance costs and the deployment of

Control Systems resources and lower volume due to the Asian economic crisis.

Liquidity and Sources of Capital

The Company's working capital of $2,748,000 at March 31, 1999 increased from $41,000 at September 30, 1998. The Company's current ratio at March 31, 1999 was
1.5 compared to 1.0 at September 30, 1998. The increase in working capital is due to refinancing short term debt to long term debt.

Accounts receivable increased due to timing of shipments late in the quarter. Inventories were reduced by sales of excess inventory that had been built up to meet customer's anticipated requirements for quick delivery. Deferred revenue was generated from customer advances, which are a result of the Company's efforts to aggressively manage cash. The positive cash flow from operations during the quarter resulted from reduction of inventories, receipt of the income tax carry back claim, net income, depreciation and additional customer advances offset by increases in accounts receivable and pay down of restructuring reserves.

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

     Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Annual Meeting of the shareholders of Research, Incorporated was held on January 21, 1999. There were 1,266,337 shares of common stock entitled to vote at the meeting and a total of 980,435 shares were represented at the meeting.

        (b) Five directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                                 For           Against
                                               -------         -------
                Claude C. Johnson              970,993           9,442
                John G. Colwell, Jr.           969,840          10,595
                Edward L. Lundstrom            969,840          10,595
                Gerald E. Magnuson             898,808          81,627
                Charles G. Schiefelbein        967,225          13,210

        (c) A proposal was made to ratify and approve the appointment of Arthur Andersen LLP as the Company's independent auditors for fiscal 1999. Shares were voted as follows:

                   For          Against         Abstain
                -------         -------         -------
                917,645         60,262          2,528


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


                                          RESEARCH, INCORPORATED
                                          (Registrant)




Date    5/14/99                                /s/ Claude C. Johnson
     -------------                   -------------------------------------------
                                          Claude C. Johnson
                                          President,
                                          Chief Executive Officer


Date    5/14/99                                /s/ Richard L. Grose
     -------------                   -------------------------------------------
                                          Richard L. Grose
                                          Treasurer