Form 10-Q
period 1999-06-30
RESEARCH INC /MN/
filed 1999-08-16
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1999 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387


                             RESEARCH, INCORPORATED

             (Exact name of registrant as specified in its charter)

              Minnesota                                       41-0908058
------------------------------------                  --------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

   P.O. Box 24064, Minneapolis, Minnesota                        55424
----------------------------------------------        --------------------------
  (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code (612) 941-3300



--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of July 30, 1999, 1,279,708 common shares were outstanding.

                PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                             RESEARCH, INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                           June 30                           June 30
                                                -----------------------------     -----------------------------
                                                    1999             1998             1999             1998
                                                ------------     ------------     ------------     ------------
Net sales                                       $  5,463,966     $  4,308,441     $ 16,402,791     $ 12,391,481
Cost of sales                                      3,352,344        3,232,151        9,728,856        8,000,818
                                                ------------     ------------     ------------     ------------

  Gross profit                                     2,111,622        1,076,290        6,673,935        4,390,663
                                                ------------     ------------     ------------     ------------

Expenses:
  Selling                                          1,122,987        1,328,163        3,672,840        4,251,924
  Research and development                           656,368          739,969        1,732,960        2,341,590
  General and administrative                         178,803          237,926          629,522          723,713
  Restructuring                                           --        1,041,000               --        1,676,000
                                                ------------     ------------     ------------     ------------

  Total expenses                                   1,958,158        3,347,058        6,035,322        8,993,227
                                                ------------     ------------     ------------     ------------

Income (loss) from operations                        153,464       (2,270,768)         638,613       (4,602,564)
Interest expense                                    (109,427)         (99,342)        (310,702)        (243,795)
                                                ------------     ------------     ------------     ------------

Income (loss) before taxes                            44,037       (2,370,110)         327,911       (4,846,359)
Income tax provision (benefit)                        18,157         (770,803)         114,769       (1,518,855)
                                                ------------     ------------     ------------     ------------

Net income (loss)                               $     25,880     $ (1,599,307)    $    213,142     $ (3,327,504)
                                                ============     ============     ============     ============

Net income (loss) per common share:
   Basic                                        $       0.02     $      (1.28)    $       0.17     $      (2.68)
   Diluted                                      $       0.02     $      (1.28)    $       0.16     $      (2.68)

Weighed average shares outstanding (Note 1):
  Basic                                            1,279,708        1,254,237        1,270,451        1,241,229
  Diluted                                          1,316,781        1,260,624        1,298,352        1,268,516


The accompanying notes are an integral part of these consolidated financial statements.

                            RESEARCH, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                               As of June 30    As of September 30
ASSETS                                                              1999               1998
-----------------------------------------------------------    --------------   ------------------
CURRENT ASSETS
 Cash and cash equivalents                                     $      326,812     $      108,647
 Accounts receivable, net of reserves of $150,000                   3,498,860          2,897,503
 Income tax receivable                                                     --            493,241
 Inventories                                                        3,986,909          3,943,157
 Deferred income tax benefit                                          455,866            537,000
 Prepayments                                                          475,983            215,784
-----------------------------------------------------------    --------------     --------------

     Total current assets                                           8,744,430          8,195,332
-----------------------------------------------------------    --------------     --------------

PROPERTY AND EQUIPMENT, at cost
 Land and land improvements                                           235,569            235,569
 Building                                                           2,298,694          2,298,694
 Machinery and equipment                                            4,302,739          4,339,268
 Less accumulated depreciation                                     (4,767,684)        (4,481,995)
-----------------------------------------------------------    --------------     --------------

     Net property and equipment                                     2,069,318          2,391,536
-----------------------------------------------------------    --------------     --------------

DEFERRED INCOME TAX BENEFIT                                           663,614            786,000
-----------------------------------------------------------    --------------     --------------

     Total assets                                              $   11,477,362     $   11,372,868
===========================================================    ==============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Line of credit and current portion of long-term debt          $    1,582,790     $    4,100,000
 Accounts payable                                                   2,179,237          1,692,062
 Deferred revenue                                                   1,092,892            623,196
 Accrued liabilities:
  Salaries and benefits                                               210,403            326,645
  Warranty reserve                                                    350,000            350,000
  Restructuring reserves                                               57,772            602,723
  Other                                                               282,116            459,748
-----------------------------------------------------------    --------------     --------------

     Total current liabilities                                      5,755,210          8,154,374
-----------------------------------------------------------    --------------     --------------

LONG-TERM DEBT                                                      2,347,138                 --

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,279,708 and 1,266,337 shares issued and outstanding            639,854            633,168
 Additional paid-in capital                                           622,125            591,906
 Accumulated other comprehensive income                                (1,430)            92,097
 Retained earnings                                                  2,114,465          1,901,323
-----------------------------------------------------------    --------------     --------------

     Total stockholders' equity                                     3,375,014          3,218,494
-----------------------------------------------------------    --------------     --------------

     Total liabilities and stockholders' equity                $   11,477,362     $   11,372,868
===========================================================    ==============     ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                             RESEARCH, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended June 30,
                                                                 -----------------------------
                                                                     1999              1998
                                                                 ------------     ------------
Operating Activities:
      Net income (loss)                                          $    213,142     $ (3,327,504)
      Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
          Depreciation and amortization                               426,576          491,389
          Deferred taxes                                              203,520         (785,015)
          Changes in current operating items:
              Accounts receivable                                    (601,357)         924,977
              Inventories                                             (43,752)         (61,374)
              Income tax receivable                                   493,241       (1,518,855)
              Prepayments                                            (260,199)         261,530
              Accounts payable and accrued liabilities                193,301         (702,858)
              Deferred revenue                                        469,696          626,520
              Restructuring reserves                                 (544,951)       1,111,850
                                                                 ------------     ------------

          Net cash provided by (used in) operating activities         549,217       (2,979,340)
                                                                 ------------     ------------

Investing Activities:
      Purchases of property and equipment                            (104,358)        (499,497)
      Other                                                                --           (2,325)
                                                                 ------------     ------------

          Net cash used in investing activities                      (104,358)        (501,822)
                                                                 ------------     ------------

Financing Activities:
      Cash dividends paid                                                  --         (144,087)
      Issuance of common stock                                         36,905          180,835
      Proceeds from (payment on) line of credit, net               (2,788,877)       2,334,000
      Proceeds from long-term debt                                  3,312,000               --
      Payments on long-term debt                                     (693,195)              --
                                                                 ------------     ------------

          Net cash provided by (used in) financing activities        (133,167)       2,370,748
                                                                 ------------     ------------

      Effect of foreign currency translation                          (93,527)          20,703

Cash and cash equivalents:
      Net increase (decrease) in cash and cash equivalents            218,165       (1,089,711)
      Cash and cash equivalents, at beginning of year                 108,647        1,204,827
                                                                 ------------     ------------

      Cash and cash equivalents, at end of period                $    326,812     $    115,116
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

                             RESEARCH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying consolidated financial statements are as follows:

Consolidated Financial Statements -

The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and nine months ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1998 Form 10-K. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                       June 30,     September 30,
                                         1999           1998
                                     -----------    -----------
         Raw materials and
          purchased parts            $ 3,086,736    $ 2,228,521
         Work in process and
          finished goods                 900,173      1,714,636
                                     -----------    -----------
                         Total       $ 3,986,909    $ 3,943,157
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

Earnings per Share -

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents. Earnings per share data for June 30, 1999 and for all periods presented have been restated to reflect the 5 for 4 stock split effective on the record date of December 31, 1997. The number of common shares outstanding did not change during the quarter.


2. Debt Obligations:

Line of Credit -

On January 21, 1999, the Company entered a new three-year loan and security agreement with a bank. The new agreement provides for total borrowings of up to $8 million, subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This new credit facility consists of a line of credit with interest charged at 2.25% above prime and four term-loans with interest charged initially at 2.75% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The Company was in compliance with all of the covenants as of June 30, 1999.

Loan Amendment -

On July 15, 1999, the loan was amended to provide a supplemental real estate loan and reduce the minimum interest calculation.

3. Comprehensive Income:

During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. The Company has adopted SFAS No. 130 beginning in fiscal 1999. Comprehensive income
(loss) was comprised of the effect of changes in foreign currency exchange rates in translating assets, liabilities and the results of operations of the Company's foreign subsidiary. Comprehensive income (loss) for the following three and nine month periods were:

                           Three Months Ended            Nine Months Ended
                                June 30                        June 30
                      ---------------------------   ---------------------------
                          1999           1998           1999            1998
                      ---------------------------   ---------------------------
Net income(loss)      $    25,880     $(1,599,307)  $   213,142     $(3,327,504)
Other comprehensive
  income(loss)            (79,932)        (12,937)      (93,527)         20,703
                      -----------     -----------   -----------     -----------
Comprehensive
  income (loss)       $   (54,052)    $(1,612,244)  $   119,615     $(3,306,801)
                      ===========     ===========   ===========     ===========

4. Property Sale and Leaseback:

On June 29, 1999, the Company entered into a sale and leaseback agreement on its Minneapolis real property. The sale price is $3,650,000. The pretax gain of $2,200,000 will be recognized over the seven year term of the lease. The transaction will also allow the Company to utilize approximately $600,000 of the Companies deferred tax assets. The proceeds will be used to reduce debt. The transaction is expected to close prior to September 30, 1999.

5. Alternatives:

In June 1999, the Company announced that John G. Kinnard & Company has been retained to explore various alternatives for accelerating growth and maximizing shareholder value, which may include the sale or merger of the company. The Company noted that there could be no assurance that this exploration would result in proposals acceptable to the Company, or that any transaction would be completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

Sales for the third quarter of fiscal 1999 increased $1,156,000 to $5,464,000, an increase of 26.8% compared to the third quarter of fiscal 1998. Sales for the nine-month period of fiscal 1999 increased $4,011,000 to $16,403,000, an increase of 32.3% compared to the nine-month period of fiscal 1998. Sales increases in the third quarter and year to date are due to higher level sales in both the printing market and the surface mount technology (SMT) market.

Sales in the printing market increased 106% in the third quarter and 42% year to date in fiscal 1999 compared to the same periods in fiscal 1998, due to new product introductions. Sales in the SMT market increased 28% in the third quarter and 62% year to date fiscal 1999 compared to the same periods in fiscal 1998, due to new product introductions, and new market penetration in the semiconductor industry. The prior periods were impacted by the Asian economic crisis.

Gross margins increased 13.6% to 38.6% in the third quarter and increased by 5.3% to 40.7% for the nine-month period of fiscal 1999 compared to the same periods in fiscal 1998. The prior year third quarter gross margins were unusually low due to volume, unabsorbed fixed costs and a reserve of $606,000 for excess inventory, mainly in the SMT market.

Selling expenses decreased $205,000 in the third quarter or 15.4% compared to the third quarter of fiscal 1998. Selling expenses decreased $579,000 or 13.6% for the nine-month period of fiscal 1999 compared to the nine-month period of fiscal 1998. Selling expenses decreased due to expense reductions and to the Company leveraging its selling expenses in fiscal 1999 on higher levels of sales.

Expenditures for research and development decreased $84,000 or 11.3% for the third quarter of fiscal 1999 and decreased $609,000 or 26.0% for the nine-month period of fiscal 1999 compared to the same period in fiscal 1998. Expenditures for research and development are lower than the prior periods due to the Company's efforts to leverage resources and temporarily devoting a portion of engineering resources to the sale of product in the first and second quarter of fiscal 1999.

General and administrative expenses decreased $59,000 and $94,000 in the third quarter and nine-month period respectively, in fiscal 1999 as compared to the same periods of fiscal 1998. This is due to the higher sales levels and the ability to leverage expenses.

Interest expense was $109,000 for the quarter for fiscal 1999 compared to $99,000 for the same quarter one year ago. The increase is due to higher interest rates on the new financing bank arrangements.

Net profit was $26,000 for the third quarter of fiscal 1999 compared to a net loss of $1,599,000 for the same period in fiscal 1998. The prior year was impacted by a charge of $606,000 to reserve for excess inventory and a restructuring charge of $1,676,000, and by lower sales volume due to the Asian economic crisis.

Liquidity and Sources of Capital

The Company's working capital of $2,989,000 at June 30, 1999 increased from $41,000 at September 30, 1998. The Company's current ratio at June 30, 1999 was
1.5 compared to 1.0 at September 30, 1998. The increase in working capital is due primarily to refinancing short-term debt to long-term debt.

Accounts receivable increased due to timing of shipments late in the quarter and higher levels of sales.

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

On June 29, 1999, the Company entered into a sale and leaseback of its Minneapolis real estate. The sales price is $3,650,000. The pre-tax gain of $2,200,000 will be recognized over the seven-year term of the lease. The transaction will also allow the Company to utilize approximately $600,000 of the Company's deferred tax assets. The proceeds will be used to reduce debt. The transaction is expected to close prior to September 30, 1999.

The Company's management believes its cash flow from operations, borrowing facilities and sale of property will be sufficient to meet the Company's financing requirements for the foreseeable future. The Company believes that success in its industries requires substantial financial flexibility due to customer expectations and rapidly changing technologies. The Company will need additional finances to accelerate growth and fully exploit product opportunities.

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

STATE OF READINESS
The Company has undertaken various initiatives to evaluate the Year 2000 readiness of the products sold by the Company ("Products"), the information technology systems used in the Company's operations ("IT Systems"), its non-IT systems, such as power to its facilities, HVAC systems, building security, voicemail and other systems, as well as the readiness of its customers and suppliers. The Company has identified eleven, Year 2000 target areas that cover the entire scope of the Company's business and has internally established a team committed to completing an 8-step Compliance Validation Process ("CVP") for each target area. The team is expected to fully complete this process on or before September 1, 1999. The table below identifies the Company's target areas as well as the 8-step CVP with its expected timeline. Phase 1 has been completed, and the team activity is currently focused towards the process of completing Phase 2 per schedule. The Company's financial, manufacturing, and engineering hardware and software have been updated (where necessary) and tested for Year 2000 compliance. The team activity is currently focused toward the process of completing Phase 2, which is expected to be completed on schedule.

--------------------------------------------------------------------------------------
Year 2000 Target Areas                          Compliance Validation
                                                        Process
--------------------------------------------------------------------------------------
1. Business Computer Systems         PHASE 1
2. Technical Infrastructure          -------
3. End-User Computing                1. Team Formation           Completed
4. Manufacturing Equipment           2. Inventory Assessment     End of Q3
5. Test Lab                          3. Compliance Assessment    Fiscal 1999
6. Telecommunications                4. Risk Assessment
7. Research & Development
8. Logistics
9. Facilities
10. Customers
11. Suppliers/KeyServiceProviders
                                     -------------------------------------------------
                                     PHASE 2
                                     -------
                                     5. Resolution/Remediation   Expected Completion:
                                     6. Validation
                                     7. Contingency Plan         End of Q4 Fiscal 1999
                                     8. Sign-Off Acceptance
--------------------------------------------------------------------------------------

With respect to the Company's relationships with third parties, the Company relies both domestically and internationally upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers. Although these service providers are outside of the Company's control, the Company has mailed letters to those with whom its believes its relationships are material and is verbally communicating with some of its strategic customers and vendors to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 ready. The Company intends to complete follow-up activities, including but not limited to site surveys, phone surveys and mailings, with significant vendors and service providers as part of the Phase 2 validation.

COSTS TO ADDRESS YEAR 2000 ISSUES
To date, the Company has not incurred any material expenditure in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of an update to its business computer system consisting primarily of Year 2000 software upgrades as well as the opportunity cost of time spent by employees of the

Company evaluating Year 2000 compliance matters. Because the Company did not accelerate the installation of the software upgrades, it does not consider the costs related thereto to be charges for Year 2000 compliance. Presently, the Company expects to replace some desk top computer systems. The Company anticipates the cost of these systems to be within the Company's fiscal 1999 and 2000 budgets. At this time, the Company does not possess information necessary to estimate the potential financial impact of Year 2000 compliance issues relating to its non-IT Systems, Products, vendors, customers and other third parties. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse impact on the Company's financial condition and results of operations.

RISKS OF YEAR 2000 ISSUES
While the Company has completed the discovery and evaluation phase of assessing its overall Year 2000 exposure, it cannot state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers them unlikely, the Company believes that the following several situations, not in any particular order, make up the Company's "most reasonably likely worst case Year 2000 scenarios":

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


2. Disruption of Supply Materials

The Company has completed the process of surveying its vendors with regard to their Year 2000 readiness, and has cataloged the responses to the survey. The Company is assessing the responses from critical vendors and many non-critical vendors. The Company expects to work with vendors that show a need for assistance or that provide inadequate responses, and in many cases expects that survey results will be refined significantly by such work. Where ultimate survey results show that the need arises, the Company will arrange for back-up vendors before the changeover date.

3. Disruption of the Company's IT Systems

The Company has completed a scheduled upgrade of its current business software systems to be Year 2000 compliant. Year 2000 testing of end-user computing hardware and software was completed successfully. For this reason, the Company considers that disruption of its IT Systems is very unlikely.

4. Disruption of the Company's Non-IT Systems

The Company has completed a comprehensive assessment of all non-IT systems, including among other things its manufacturing systems and operations, with respect to both embedded processors and obvious computer control. Considering the nature of the equipment and systems involved, the Company expects it will be able to complete any remediation efforts on a reasonably short schedule, and in any case before arrival of the Year 2000. The Company also believes that, after such remediation, if any disruptions do occur, such will be dealt with promptly and will be no more severe with respect to correction or impact than would be an unexpected breakdown of well-maintained equipment.

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


Item 3. Quantitative and qualitative disclosures about market risk
        Not applicable

         Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4.1 Amendment to Loan and Security Agreement between Coast Business Credit, a division of Southern Pacific Bank and the Company dated July 15, 1999

                  4.2 Secured Promissory Note between Coast Business Credit, a division of Southern Pacific Bank and the Company dated July 15, 1999

                  10.1     Form of Employment (change of control) Agreement

                  10.2     Research, Incorporated Severance Plan dated May 21,
                           1999

                  10.3 Distributor/Reseller Purchase Agreement (Scitex Digital Printing, Incorporated) dated October 6, 1998

                  10.4 Purchase Agreement between the Company and Continental Property Group, Inc. dated June 25, 1999

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  Current report on Form 8-K filed on July 16, 1999, reporting
                  Item 5 of 8-K, announcing Purchase Agreement for property sale-leaseback

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RESEARCH, INCORPORATED
                                       (Registrant)




Date     8/12/99                       /s/ Claude C. Johnson
     --------------                    -----------------------------------------
                                           Claude C. Johnson
                                           President,
                                           Chief Executive Officer


Date     8/12/99                       /s/ Richard L. Grose
     --------------                    -----------------------------------------
                                           Richard L. Grose
                                           Treasurer