Form 10-K
period 1999-09-30
RESEARCH INC /MN/
filed 1999-12-28
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


_X_ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999 or

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

Commission file number                0-2387
                       ---------------------------------------------------------

                             RESEARCH, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of the Company as specified in its charter)

               Minnesota                                 41-0908058
---------------------------------------    -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

P.O. Box 24064, Minneapolis, Minnesota                      55424
---------------------------------------    -------------------------------------
(Address of principal executive office)                   (Zip Code)

(The Company's telephone number, including area code)      (612) 941-3300
                                                      --------------------------

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------

Securities registered pursuant to
Section 12(b) of the Act:

              None
---------------------------------------    -------------------------------------

Securities registered pursuant to
Section 12(g) of the Act:

Common Stock with a par value of $.50 per share         NASDAQ Symbol RESR
-----------------------------------------------   ------------------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the common shares held by nonaffiliates was approximately $5.7 million based upon the closing sale price of the Company's common stock as of December 15, 1999.

As of December 20, 1999; 1,292,466 common shares were outstanding.

Documents incorporated by reference:

1) Portions of the Proxy Statement dated December 29, 1999, for the Annual Meeting of Shareholders to be held on February 1, 2000, are incorporated by reference into Part III.

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

         In June of 1999, the Company announced that it had retained John G. Kinnard & Company to assist in exploring strategic business initiatives for accelerating growth and maximizing shareholder value.

         On September 23, 1999 the Company closed on a sale and leaseback transaction for its Minneapolis real property. Proceeds from the sale were used to reduce debt. The company will lease back the facility under an operating lease. The lease is cancelable by either party beginning in 2002 after 18 months prior written notice.

         In fiscal 1997, the Company refocused its efforts from a product-driven company to a market-driven company. The global market for the Company's products includes the United States, Canada, Europe, Asia, Australia and Latin America. Sales are made direct and through independent sales representatives and distributors. Company operations are located in Eden Prairie, Minnesota, a suburb of Minneapolis. The Company closed its manufacturing facility in Plymouth, England in the fourth quarter of fiscal 1999.

         On November 8, 1995 the Company established a Foreign Sales Corporation
         (FSC) to obtain export incentives related to Research Incorporated's international sales activities.

         Research, Incorporated was organized as a Minnesota corporation in October 1966, and prior to that date, operated as the R-I Controls Division of a predecessor company which was formed in 1952. Research Incorporated is located at 6425 Flying Cloud Drive, Eden Prairie, Minnesota 55344.

    (b)  Financial Information About Industry Segments

         The Company operates in a single industry segment, industrial process furnaces and ovens. Financial information concerning its operations has been presented in the financial statements referred to under Item 8.

    (c)  Narrative Description of the Business

         (1) (i) Products and Markets - The Company is currently engaged in the design, manufacture, and marketing of three product classes; reflow ovens, drying systems and heating devices.

               REFLOW OVENS
               The electronics manufacturing market for reflow ovens is characterized by significant growth cycles with technology rapidly accelerating to stay ahead of obsolescence. Surface mount technology (SMT) and ball-grid array (BGA) represent the most advanced processes for creating solder-connections to silicon chips. Automation provided by the Company's reflow ovens enable semiconductor manufacturers and assemblers around the world to remain competitive, low cost producers. The microcircuits that pass through the Company's reflow ovens become the electronic intelligence of computer workstations, laptops and palmtops, as well as cellular phones, pagers and other high demand wireless communications products.

               Research Incorporated plans to gain market share through technology leadership, market driven to address customers' future needs and leadership in customer service and satisfaction. During fiscal 1999, the Company was realigned in support of the key account strategy. Each sales manager assumed worldwide responsibility for a particular key account. Engineering projects were matched with available resources for the sole purpose of providing unparalleled support to these pivotal customers.

               The No-Clean feature of the Company's MicriFlo(TM) and ThermaFlo(TM) ovens for SMT as well as its ChipFlo(TM) oven for BGA, enables manufacturers to operate their systems without costly, periodic stops (up to 24 hours per month) to clean flux buildup in the heater cavities. In the semi-conductor manufacturing environment, such interruptions add significant costs to their operations.

               The low velocity nitrogen convection (LVNC) feature of the ChipFlo oven enables solder leads to be bonded onto substrate film without flutter or air movement interfering with the bonding process. Similarly, the DeltaFlo(TM) 10LN oven extends low nitrogen capabilities to fan-forced convection reflow ovens for manufacturers of high volume SMT circuit cards. A product for special applications, the DeltaFlo 10LNSV has high output yet a small footprint.

               Research Incorporated, in close collaboration with leading SMT manufacturers' is developing the Tower(TM) reflow oven. The patented Tower reflow oven is one-third the length of conventional reflow ovens and simultaneously handles different circuit board types. It is the only vertical oven with a board transport situated outside the heating zones for maximum reliability.

               In preparing the TOWER for use by world-class manufacturers of cell phones and other electronic equipment, the Company solved key technology and manufacturing challenges and began the process of doing intensive life testing and performance profiling. Before going into beta test, however, it is essential that all aspects of the TOWER meet rigorous industrial standards for quality and durability in the high-volume manufacturing environment. This quality assurance portion of the development process continues.

               The Company markets its reflow ovens through independent sales representatives and distributors utilizing advertising, tradeshows, rapid customer response and excellent customer support to gain market share.

               INK DRYING PRODUCTS
               The Company's ink drying products focus on opportunities in the graphic arts market. The printing industry's quest for top speeds and enhanced productivity created the need for products that dry ink rapidly as it is applied.

               Product advantages such as precise heat control that preserves the integrity of the printed piece, speeds of up to 1,000 feet per minute, smaller machine footprints, and lower power requirements have earned this product line a 50 percent share of the market. The Company estimates the size of the overall ink drying market worldwide to be approximately $800 million annually.

               The Company has primarily concentrated its efforts on the high-end, ink jet printing market niche, through a strategic supplier relationship with Scitex Digital Printing, Inc., the world's leading supplier of ink jet printing equipment used for high-volume, high-speed print applications such as lottery tickets, magazine sweepstakes, and direct mail. The Company signed a distributor agreement with Scitex Digital Printing, Inc., that provides Scitex with exclusive worldwide rights to market and sell Research, Incorporated drying systems, when integrated with Scitex ink jet printing equipment. Research, Incorporated has created a full line of products including the Speed-Dri(R) and Web-Dri(R), along with the new Roll-Dri(TM), to work in tandem with Scitex printers. This broad product line gives users the ability to choose a dryer that gives them the appropriate combination of speed, size, power, and price to ensure the highest return on their investment.

               Smaller printers also need high speeds in order to compete. Research, Incorporated's Speed-Dri was designed to serve smaller printers in the short-run, on-demand print marketplace. Several manufacturers introduced new, moderately priced ink jet printers to meet the requirements of smaller letter shops that serve the short-run direct mail niche. Since the printers are attractively priced, users can afford to offer their customers versatile ink jet production as an alternative to pre-printed glued labels.

               In fiscal 1999, the Modular Print System (MPS) was developed in response to a request from Scitex Digital Printing, Inc. for a modular paper transport and drying system to be used as the mechanical platform for their new variable image, ink jet printer. Scitex markets the fully integrated system under the trade name VersaMark(TM) and targets the rapidly growing document processing and short-run publishing markets. The system competes favorably in performance and price with laser printing systems which hold the predominate share of the $1.1 billion digital print market.

               The MPS not only served to showcase the Company's drying talents, but also positioned the Company as a total systems integrator. The Company is expanding the MPS's capabilities and modules to provide variable print users with even greater flexibility and options.

               In 1999, the Company is expanding beyond ink jet based print technologies into areas such as toner based imaging for forms manufacturers. The Company is also establishing itself as a total system integrator with its new modular drying system that includes components related to the entire print-production process.

               THERMAL SOLUTIONS PRODUCTS
               The Company's thermal solutions products advance the corporate core competency of precise heat control. The Company created a family of products using IR in the brand, such as the SpotIR(R) series, infrared spot heaters and ChambIR(R) series, infrared chamber heaters to address multiple markets including plastics, metal processing, and coatings as well as paper processing. The Company is one of the few manufacturers using "instant on/off" infrared lamps and reflectors, with advantages over competing hot-wall or hot-air processes in terms of energy efficiency, accuracy of focus, high heating rates, and temperature control. The Company develops products providing focused heat and complete product solutions for customers. These products are marketed through independent sales representatives who are knowledgeable in the targeted markets.

               Research, Incorporated develops complete solutions using the Company's core heat-control technology to address growth opportunities. One such total solution product line incorporates heater, framework, control, and cooler in a single package.

               In fiscal 1999, the Company focused on extrusion and related processes used to manufacture silicone tubing and plastic beverage bottles. The Company's infrared lamp technologies provide solutions through the unique application of intense heat with precise temperature controls and instant "on-off" for safety and material protection. Importantly, both silicone tubing and beverage bottles represent rapidly growing markets with technology being the major driving force. Silicone has become the material of choice in automotive uses, performing to higher temperature specifications under the hoods of new cars. In hospitals and clinics, silicone is the material of choice for inert catheters and intravenous tubing--a growing market as the baby boom generation requires increased medical care.

          (ii) Product Investment - The Company expects to continue expenditures for research and development in excess of 10 percent of sales, which is higher than the average for its industries.

         (iii) Sources and Availability of Raw Materials - Raw materials essential to the business of the Company are generally readily available from a number of sources.

          (iv) Patents and Trademarks - The Company has a number of patents and is a party to certain license agreements which are significant to its competitive position as well as other factors such as product development, name recognition, reliable product maintenance, support and knowledge of employees due to the rapid technological changes in the industry.

          (v)  Seasonality - The business of the Company is not seasonal.

          (vi) Working Capital Requirements - The practices of the Company relating to working capital items are not considered unusual. The Company carries inventory to support customers rapid delivery requirements.

         (vii) Customers - During fiscal 1999 the Company had two customers that accounted for 34% and 13% of net sales. In fiscal 1998 the Company had two customers that accounted for 13% and 10% of net sales, while in fiscal 1997 the Company had two customers that accounted for 19% and 12% of net sales.

        (viii) Backlog - The dollar amount of the Company's backlog of orders from operations believed to be firm at September 30, 1999, was $4.1 million; at September 30, 1998, it was $4.3 million. It is anticipated that all of the backlog at September 30 will be shipped in the subsequent 12-month period. Backlog has no unusual significance to the business of the Company.

          (ix) Government Contracts - Government contracts, which may be subject to renegotiation of profits or termination, do not constitute a material portion of the Company's business.

          (x) Competition - The Company's business is highly competitive, particularly in the areas of price, service and product performance. Competition involves hundreds of companies--ranging from companies, which are much smaller than the Company to large companies in the electronics, printing and plastics industries.

          (xi) Research and Development - The Company incurred expenses of approximately $2.5 million, $3.0 million and $2.6 million in fiscal years 1999, 1998, and 1997, respectively, on Company-sponsored research activities related to the development of new products, new related products and to the improvement of existing products. No material funds were expended for customer-sponsored research activities.

         (xii) Environmental Regulations - Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

        (xiii) Employees - At September 30, 1999, the Company had 130 employees.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales

         (1) Export sales involve sales to customers primarily in Asia, Latin America, Europe, Canada and Australia. See Note 8, "Foreign Sales" of the Notes to Consolidated Financial Statements.

         (2)  Not applicable.

         (3)  Not applicable.


Item 2. Properties

          The Company's plant and office, which are leased, are located on approximately 12 acres of property at 6425 Flying Cloud Drive, Eden Prairie, Minnesota. The facilities consist of 90,000 square feet of completely air-conditioned space deemed suitable for light manufacturing and office use. Management considers these facilities to be in good condition, well maintained and adequate for its current operations. The Company's lease agreement dated September 23, 1999 provides that the Company will pay an increasing base rent starting at $430,000 per year in year one and ending at $551,000 per year in year seven. Under the terms of the lease, either party may terminate the lease after the first 14 months, provided that the terminating party gives a notice of 18 months. In addition, the lease may be terminated at any time in the event that the lessor constructs or provides a new facility for the Company and the parties subsequently enter into a new lease for such facility.


Item 3. Legal Proceedings

          The Company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

Item 4A. Executive Officers

          None of the executive officers of the Company has any family relationship with any other officer, and all officers serve at the pleasure of the Board of Directors. The following table sets forth other information regarding the Company's executive officers:

          NAME            AGE      POSITION                       OFFICER SINCE
          ----            ---      --------                       -------------

          B.E. Bailey      51      Vice President                      1992

          D.G. Brady       57      Vice President                      1990

          N.R. Cox         44      Vice President                      1998

          R.L. Grose       49      Treasurer                           1997

          C.C. Johnson     55      President, CEO and Director         1984

          G.E. Magnuson    69      Secretary and Director;             1975
                                   Retired Partner, Lindquist &
                                   Vennum P.L.L.P.

          K.M. O'Rourke    42      Vice President                      1993

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

                                     PART II

Item 5. Market for The Company's Common Stock and Related Stockholder Matters

     (a) & (c) Market Information and Dividends

          The Company's Board of Directors has not declared any dividends since the dividend paid March 31, 1998.

          Dividends paid and price range per share of common stock is as follows:

          Beginning on October 20, 1998, the Company's common stock began trading on the Nasdaq SmallCap Market symbol (RESR), rather than on the Nasdaq National Market tier of the Nasdaq Stock Market.

                                                       Bid Price Range
                                                       ---------------
                         Dividends Paid            1999                1998
                         --------------            ----                ----

During Quarter Ended      1999    1998        High     Low        High    Low
--------------------------------------------------------------------------------

December 31             $    -    $.056       4.375    2.00       9.60    6.60
March 31                     -     .06        4.00     2.75       7.50    4.625
June 30                      -       -        7.813    2.625      6.375   2.375
September 30                 -       -        8.438    5.00       4.00    1.6875
--------------------------------------------------------------------------------
Total                   $    -    $.116
=======================================
PRICES ADJUSTED FOR STOCK SPLIT, 5 FOR 4 ON DECEMBER 31, 1997.

     (b)  Holders

          The number of holders of record of the Company's common stock as of December 15, 1999, was 526. The Company estimates that an additional 500 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Item 6. Selected Financial Data

CONSOLIDATED FINANCIAL SUMMARY


(In thousands, except per share data)
For the Years ended September 30                  1999          1998          1997          1996         1995
--------------------------------------------    --------      --------      --------      --------     --------
Consolidated Operations:
  Net sales                                     $ 24,410      $ 16,731      $ 22,843      $ 19,661     $ 20,923
  Gross profit                                     9,412         5,986        10,085         7,955        9,019
    Percent of sales                                38.6%         35.8%         44.1%         40.5%        43.1%
Income (loss) from operations (1) (2)                541        (4,986)          551            89          903
Gain on sale of land                                  --            --         1,147            --           --
Gain on sale of product line                          --            --            --           344           --
Interest income (expense), net                      (431)         (345)           (3)           25           49
Income (loss) before income taxes                    110        (5,331)        1,695           458          952
  Percent of sales                                    .5%        (31.9)%         7.4%          2.3%         4.6%
Income tax provision (benefit)                      (270)       (1,813)          578           168          325
Net income (loss)                               $    380      $ (3,518)     $  1,117      $    290     $    627
  Percent of sales                                   1.6%        (21.0)%         4.9%          1.5%         3.0%
--------------------------------------------    --------      --------      --------      --------     --------
 Earnings per Share:
    Basic                                       $    .30      $  (2.82)     $    .80      $    .20     $    .44
    Diluted                                          .29         (2.82)          .79           .19          .43
--------------------------------------------    --------      --------      --------      --------     --------
Cash Dividends Paid per Share                   $     --      $   .116      $   .384      $   .205     $   .176
--------------------------------------------    --------      --------      --------      --------     --------
Return on Beginning
 Stockholders' Equity                               11.8%          N/A          15.3%          4.0%         9.3%
--------------------------------------------    --------      --------      --------      --------     --------
Weighted Average Number of
  Shares Outstanding:
    Basic                                          1,277         1,247         1,391         1,444        1,411
    Diluted                                        1,294         1,247         1,418         1,492        1,459
--------------------------------------------    --------      --------      --------      --------     --------

As of September 30                                  1999          1998          1997          1996         1995
--------------------------------------------    --------      --------      --------      --------     --------

Consolidated Financial Condition:
  Net working capital                           $  4,348      $     41      $  3,934      $  5,091     $  5,195
  Current ratio                                 1.7 to 1      1.0 to 1      1.6 to 1      2.7 to 1     2.5 to 1
Property and Equipment, Net                     $    821      $  2,392      $  2,521      $  2,100     $  1,876
--------------------------------------------    --------      --------      --------      --------     --------
Total Assets                                      11,870        11,373        12,849        10,338       10,593
Total Stockholders' Equity                         3,635         3,218         6,516         7,275        7,195
--------------------------------------------    --------      --------      --------      --------     --------
Number of Shares Outstanding                       1,290         1,266         1,211         1,452        1,425
Book Value per Share                            $   2.82      $   2.54      $   5.38      $   5.01     $   5.05
--------------------------------------------    --------      --------      --------      --------     --------

(1) For fiscal 1999 income from operations includes a $345 restructuring charge and inventory write-down of $171.

(2) For fiscal 1998 loss from operations includes a $1,676 restructuring charge and inventory write down of $697.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In fiscal 1999, Research, Incorporated focused on a market-driven strategy in order to leverage its engineering expertise and to concentrate and invest resources on customers and markets that offer the best potential return. The Company identified key markets in which it has the potential to be a dominant player: surface mount technology (SMT), graphic arts, and infrared. In each area, the Company identified key customers and strategic partners with whom it would work most closely to meet their respective needs. The Company also identified key geographic markets, where it would make additional investments to capitalize on growth potential. The Company believes the SMT, plastics/extrusions and graphic arts markets have the greatest potential for growth. In the SMT market, the Company dedicated additional resources to key customers that have ongoing needs for high-quality products and excellent customer service. The Company continued to focus on niche markets particularly those requiring high-speed variable imaging for its drying products and focused on extrusion and related processes used to manufacture silicone tubing and plastic beverage bottles for its thermal solutions products.

Strategic partnerships and high levels of customer service are the key components of the Company's market-driven strategy. While the breadth of the Company's product lines will probably decrease as efforts are focused on selected markets, the Company will invest in new product development at levels that will support its goal of achieving 50% of sales from products developed in the last three years.

In 1998, significant restructuring occurred, due to the Asian economic crisis. The Company returned to profitability in fiscal 1999. The Company believes this was achieved by the business strategies in place, a focus on new product development in growth markets and partnerships with key customers.

To capitalize on the growth markets, the Company retained the investment firm John G. Kinnard, to assist in exploring strategic business initiatives for accelerating growth and maximizing shareholder value.

CONSOLIDATED OPERATIONS

1999-1998 COMPARISON
Sales for fiscal 1999 increased 46% from fiscal 1998. This overall increase is attributable to the success of new product introductions and a general improvement in the electronics industry in Asia. Sales to the electronics industry in the SMT market increased 63% from the prior year. Sales in the graphic arts market increased 89%. A significant factor in the results for year was the extraordinary success of the Modular Printing System (MPS) developed in cooperation with our strategic partner Scitex Digital Printing, Inc., enabling their ink jet printers to compete successfully against laser printers in the digital print market. Another significant factor was the resurgence of our surface mount technology (SMT) sales to electronic manufacturing services companies. Sales of new products introduced in the past three years accounted for 55 percent of total sales in fiscal 1999, up from 38 percent the year prior.

Gross margins improved by approximately 3 percent in fiscal 1999 versus the prior year, despite new product introduction costs, a $171,000 inventory write-off in the United Kingdom and a higher percentage of purchased product. The Company continues to outsource non-critical functions. This will continue to improve gross margins.

Gross margins in the graphic arts market were lower than the previous fiscal year due to product introduction costs and the high content of purchased product. This is offset by increases in volume and significant leveraging of selling expenses. Gross margins in the SMT market were up significantly in fiscal 1999 due to higher volume in fiscal 1999 and the effect of inventory write-off in fiscal 1998.

Selling expenses decreased both in absolute dollars and as a percentage of sales. Selling expenses were 21.1% of sales in fiscal 1999 compared to 32.8% in fiscal 1998. This improvement is due to the higher level of sales and leveraging expenses by focusing on major accounts.

Expenditures for research and development were 10.2% of sales in fiscal 1999 compared to 17.7% in fiscal 1998. Expenditures were lower in fiscal 1999 due to significantly higher level of sales. The Company's goal is to generate 50% of sales from products developed in the last three years. The Company expects to continue investing more than

10% of sales on research and development. In fiscal 1999 the Company generated more than 55% of sales from products developed in the last three years.

General and administrative expenses were 3.7% of sales in fiscal 1999 compared to 5.0% in fiscal 1998. This improvement is due to higher sales volume, the Company's focus on leveraging expenses and cost containment measures in the first half of the year.

Interest expense was higher in fiscal 1999 due to a higher average borrowing position and a higher rate of interest than was on the Company's line of credit for the prior year.

The Company recorded a $354,000 restructuring charge in the fourth quarter of fiscal 1999 due to the closing of its manufacturing operation in Plymouth, England. The restructuring charge includes estimated costs for severance, lease commitments and professional services to effect the closure. The impact of this charge will be partially offset by a significant tax benefit related to the write-off of its investment. The Company does not expect this to impact on-going sales activities. The Company has thirteen representatives covering Europe with sales and administrative support provided from the U.S.

The effective tax rate for fiscal 1999 and 1998 was (245%) and 34%, respectively. The primary cause for the change in the effective tax rate was due to the tax benefit realized from closing the Company's United Kingdom facility.


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

In February 1998, the Company consolidated its Control Systems resources into its Thermal Solutions line of products. Control Systems dealt primarily with Asian glass manufacturers and contributed less than 5 percent of sales in fiscal

1997. Costs associated with the restructuring and the redeployment of Control Systems' resources were taken as a one-time charge of $635,000 in the second quarter of fiscal 1998. Costs associated with the restructuring primarily consisted of severance costs. In the third quarter the Company took a restructuring charge of $1,041,000, primarily for severance pay related to a workforce reduction in the third quarter and asset write downs. The Company took these actions in the quarter in response to continued pressure on the electronics industry as the ongoing Asian economic turmoil affected capital equipment expenditures of manufacturers around the world. The Company aggressively reduced costs, restructured and streamlined operations while focusing product offerings increasingly on value-added customer solutions. The Company is focusing on resource realignment to reduce fixed costs, as well as cash and asset management programs.

Interest expense was $345,000 in fiscal 1998 compared to $51,000 in fiscal 1997. This increase was due to a higher borrowing position.

The effective tax rate for fiscal 1998 and 1997 was 34%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $4,348,000 at the end of fiscal 1999 as compared to $41,000 in 1998. The Company's current ratio at September 30, 1999 and 1998, was 1.7 and 1.0, respectively. The increase in working capital is primarily attributable to the positive cash impact from the sale and leaseback transaction of the Company's real property in September 1999. The net proceeds were used to pay down debt. The increase in cash used in operating activities was primarily due to the increase in accounts receivable offset by cash generated from net income, lower inventories and increased accounts payable. Accounts receivable increased due to a higher level of shipments. Accounts payable increased due to improved terms with vendors and matching of cash inflows to outflows on sales related expenses consistent with industry standards. Inventories were lower on increased volume due to the sale of inventory that had been built up in fiscal 1998 to meet customers quick delivery requirements; the Company's focus on cash management efforts; and the increase of standard product sales with firm customer commitments. Deferred revenue was generated from customer advances that were a result of the Company's efforts to aggressively manage cash.

In January 1999, the Company signed a new three-year loan and security agreement with a bank. The new agreement provides for total borrowings of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This new credit facility consists of a line of credit with interest charged at 2.25% above prime and four available term loans with interest charged initially at 2.75% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets.

For further information regarding the current year items impacting cash flows, see the Company's Consolidated Statements of Cash Flows. The Company has a net operating loss (NOL) carry-forward of $1,275,000 at September 30, 1999.

The Company's management believes its cash flow from operations and borrowing facilities will be sufficient to meet the Company's financing requirements for the foreseeable future. The Company believes that success in its industries requires substantial financial flexibility due to customer support expectations and rapidly changing technologies.

YEAR 2000

The Year 2000 presents potential concerns for business and consumer computing. In addition to the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions. The problem exists for many kinds of software and hardware, including mainframes, mini computers, PCs, and embedded systems. The consequences of this issue may include systems failures and business process interruption.

At the end of fiscal 1999, all of the Company's critical and priority manufacturing and non-manufacturing systems were determined to be already year 2000 capable, or necessary remediation (replacements, changes, upgrades or workarounds) had been determined and unit testing and deployment had been completed. The Company continues to work on internal systems that were not categorized as critical or priority, and expects to have work on these systems substantially completed by the end of calendar 2000.

The Company has also been actively working with suppliers of products and services to determine the extent to which the suppliers' operations and the products and services they provide are year 2000 capable, and to monitor their progress toward year 2000 capability. The Company has made inquiries of its major suppliers and has received responses to its inquiries from 100% of critical suppliers. Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with the Company's standards and requirements.

As with the Company's suppliers, the readiness of customers, and their suppliers, to deal with year 2000 issues may affect their operations and their ability to order and pay for products. The Company has surveyed its major direct customers about their year 2000 readiness in critical areas of their operations. The results identified certain key areas to be addressed by the customers, primarily related to supplier readiness, including external infrastructure providers, and contingency planning. The Company has also been communicating information about its own readiness to customers.

The Company believes that its most reasonable likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Because the Company has less control over assessing and remediating the year 2000 problems of third parties, the Company believes the risks are greatest with infrastructure (e.g., electricity supply and water and sewer service), telecommunications, transportation supply channels and critical suppliers of materials and services.

The Company's operations are leased. Located in Eden Prairie, Minnesota, the facility relies on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electricity grid of an uneven supply of power, for example, would be a worst-case scenario that would completely shut down the facility. Electrical failure could also shut down airports and other transportation facilities.

The Company does not maintain facilities that would generate sufficient electrical or water supply for full operations. A worst-case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third-party supplies with internal production. Where efforts to work with critical suppliers to ensure year 2000 capability have not been successful, contingency planning includes provisions for extra raw materials above that needed for normal operations, staffing with critical personnel on January 1st and scheduling the New Year's holiday to provide extra time for recovery in the event it is needed. Because of the Company's internal Year 200 program, the Company does not believe there is a significant risk of disruption of operations due to malfunction of its internal systems or equipment.

The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. Preliminary contingency plans for critical business operations were in place by the end of 1999. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios, or a combination of scenarios, were to occur.

The Company's year 2000 efforts have been undertaken with its existing personnel. Activities with suppliers and customers have also involved their staffs and consultants. To date, the Company has not incurred any material expenditure in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the recent installation of an update to its business computer system consisting primarily of Year 2000 software upgrades as well as the opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters. Because the Company did not accelerate the installation of the software upgrades, it does not consider the costs related thereto to be charges for Year 2000 compliance. In addition, potential costs related to customer or other claims, or potential amounts related to executing contingency plans, such as costs incurred as a result of an infrastructure or supplier failure have not been reserved. All expected costs are based on the current assessment of the programs and are subject to change as the programs progress.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, its is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier, customer or another party would not have a material adverse effect on the Company's financial condition or overall trends in results of operations through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.


INFLATION

In the past three years, inflation has not had a significant effect on operations.


FORWARD-LOOKING STATEMENTS

The statements included herein that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition, currency fluctuations, availability of labor, general economic conditions, market cycles, dependence on capital expenditures of contract manufacturers in SMT, product cancellations or rescheduling, loss of a significant customer, interruptions in the Company's operations or those of any of its suppliers or major customers as such may be caused by problems arising from the Year 2000.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The Company engages neither in speculative nor derivative trading activities. As of September 30, 1999, the Company had $1.1 million of debt outstanding with a variable interest rate (see Note 4 to the financial statements). A fluctuation in the underlying interest rate on this debt at its current balance would not have a material effect on the Company's financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements, together with the report of the Company's independent public accountants, Arthur Andersen LLP, are included in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III


Items 10., Pursuant to General Instruction G (3), the information required by 11., 12., Item 10 - Directors and Executive Officers of the Company,
and 13.    Item 11 - Executive Compensation,
           Item 12 - Security Ownership of Certain Beneficial Owners and Management, and
           Item 13 - Certain Relationships and Related Transactions, except that portion of Item 10 relating to executive officers of the Company, which is set forth in Item 4A of this report, is hereby incorporated by reference from the Company's definitive Proxy Statement, to be filed with the Commission with respect to the Annual Meeting of Shareholders to be held on February 1, 2000.

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

               (i)  Report of Independent Public Accountants                17

               (ii) Consolidated Balance Sheets as of September 30,
                    1999 and 1998                                           18

               (iii) Consolidated Statements of Operations and
                     Consolidated Statements of Stockholders' Equity
                     for the years ended September 30, 1999, 1998, and
                     1997                                                 19, 20

               (iv) Consolidated Statements of Cash Flows for the
                    years ended September 30, 1999, 1998, and 1997          21

               (v)  Notes to Consolidated Financial Statements             22-28

         (2)   Financial Statement Schedule

               The following financial statement schedule is filed with this report:

               (i)  Schedule II -Valuation and qualifying accounts          29

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

         (3)   Exhibits

                (3.1) Articles of Incorporation - Incorporated by reference to Exhibit (3.1) of the Company's Form 10-K for the period ended September
                        30,1994

                (3.2) Bylaws - Incorporated by reference to Exhibit (3.2) of the Company's Form 10-K for the period ended September 30,1994

                (4.1) Line of Credit Agreement between Norwest Bank Minnesota N.A. and the Company dated October 13, 1997. Incorporated by reference to Exhibit (4.1) of the Company's Form 10K for the period ended September 30, 1997

                (4.2) Revolving Note Agreement between Norwest Bank Minnesota N.A. and the Company dated October 13, 1997. Incorporated by reference to Exhibit (4.2) of the Company's Form 10K for the period ended September 30, 1997

                (4.3) Waiver of Covenant and Credit Agreement from Norwest Bank Minnesota N.A. dated December 17, 1998 Incorporated by reference to Exhibit (4.3) of the Company's Form 10-K for the period ended September 30, 1998

                (4.4) Loan and Security Agreement between Coast Business Credit, a division of Southern Pacific Bank and the Company dated December 17, 1998 Incorporated by reference to Exhibit (4.4) of the Company's Form 10-K for the period ended September 30, 1998

                (4.5) Amendment to Loan and Security Agreement (supplemental loan) between Coast Business Credit, a division of Southern Pacific and the Company dated July 15, 1999 Incorporated by reference to Exhibit (4.1) of the Company's Form 10-Q for the period ended June 30, 1999

                (4.6) Secured Promissory Note between Coast Business Credit, a division of Southern Pacific Bank and the Company dated July 15, 1999 Incorporated by reference to Exhibit (4.2) of the Company's Form 10-Q for the period ended June 30, 1999

                (4.7) Amendment to Loan and Security Agreement (supplemental loan due date) between Coast Business Credit, a division of Southern Pacific Bank and the Company dated September 30, 1999

                (4.8) Amendment to Loan and Security Agreement (U.K. closure) between Coast Business Credit, a division of Southern Pacific Bank and the Company dated October 30, 1999

                (10.1) 1991 Stock Plan - Incorporated by reference to registration statement on Form S-8, file No. 33-75256 (filed February 14, 1994)

                (10.2)  Form S-8 filed 11-5-97 - Employee Stock
                        Purchase Plan Incorporated by reference to
                        Exhibit 4.1 of registration statement, on Form S-8, file 333-39567

                (10.3) Form of Employment (change of control) Agreement dated May 21, 1999 Incorporated by reference to Exhibit (10.1) of the Company's Form 10-Q for the period ended June 30, 1999

                (10.4) Research, Incorporated Severance Plan dated May 21, 1999 Incorporated by reference to
                        Exhibit (10.2) of the Company's Form 10-Q for the period ended June 30, 1999

                (10.5) Distributor/Reseller Purchase Agreement (Scitex Digital Printing, Incorporated) dated October 6, 1998 Incorporated by reference to Exhibit (10.3) of the Company's Form 10-Q for the period ended June 30, 1999

                (10.6) Purchase Agreement between the Company and Continental Property Group, Inc. dated June 25, 1999 Incorporated by reference to Exhibit (10.4) of the Company's Form 10-Q for the period ended June 30, 1999

                (10.7) Form of Amendment No. 1 to Employment (change of control) Agreement for employees of the Registrant dated November 4, 1999.

                (21.1)  Subsidiaries of the Company

                (23.1)  Consent of Arthur Andersen LLP

                (27.0)  Financial Data Schedule

    (b)  Reports on Form 8-K:

          (1) Form 8-K Report dated June 29, 1999, filed on July 16, 1999, reporting Item 5 of 8-K announcing Purchase
               Agreement for property sale/leaseback

          (2) Form 8-K Report dated October 7, 1999, filed on October 7, 1999 reporting Item 5 of 8-K, sale/leaseback transaction completed

                              SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RESEARCH, INCORPORATED



                                       By /s/ Claude C. Johnson
                                          ----------------------------------
                                       Claude C. Johnson, President and CEO


                                       By /s/ Richard L. Grose
                                          ----------------------------------
                                       Richard L. Grose, Treasurer




Date: December 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                      Title                           Date

/s/ Claude C. Johnson.         President, CEO and Director     December 27, 1999
----------------------
Claude C. Johnson *

/s/ Richard L. Grose.          Treasurer                       December 27, 1999
---------------------
Richard L. Grose **

/s/ J. G. Colwell, Jr.         Director                        December 27, 1999
----------------------
John G. Colwell, Jr.

/s/ E.  L. Lundstrom           Director                        December 27, 1999
--------------------
Edward L. Lundstrom

/s/ G. E. Magnuson             Director                        December 27, 1999
------------------
Gerald E. Magnuson

/s/ C. G. Schiefelbein         Director                        December 27, 1999
----------------------
Charles G. Schiefelbein


 *   Principal executive officer
* *  Principal financial officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Research, Incorporated:

We have audited the accompanying consolidated balance sheets of Research, Incorporated (a Minnesota corporation) and Subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements and supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research, Incorporated and Subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed as a part of Item 14 in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
October 29, 1999

CONSOLIDATED BALANCE SHEETS

                                                                           As of September 30
                                                                     -----------------------------
ASSETS                                                                   1999              1998
-----------------------------------------------------------------    ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents                                           $    350,487     $    108,647
 Accounts receivable, net of reserves of $100,000 and $150,000          5,244,383        2,897,503
 Income tax receivable                                                         --          493,241
 Inventories                                                            3,448,701        3,943,157
 Deferred income tax benefit                                              789,249          537,000
 Prepayments                                                              482,812          215,784
-----------------------------------------------------------------    ------------     ------------

     Total current assets                                              10,315,632        8,195,332
-----------------------------------------------------------------    ------------     ------------

PROPERTY AND EQUIPMENT, at cost:
 Land and land improvements (Note 2)                                           --          235,569
 Building (Note 2)                                                             --        2,298,694
 Machinery and equipment                                                3,836,960        4,339,268
 Less accumulated depreciation                                         (3,015,989)      (4,481,995)
-----------------------------------------------------------------    ------------     ------------

     Net property and equipment                                           820,971        2,391,536
-----------------------------------------------------------------    ------------     ------------

DEFERRED INCOME TAX BENEFIT                                               733,000          786,000
-----------------------------------------------------------------    ------------     ------------

     Total assets                                                    $ 11,869,603     $ 11,372,868
=================================================================    ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES:
 Notes payable and current maturities of long-term debt              $    681,988     $  4,100,000
 Accounts payable                                                       2,340,345        1,692,062
 Deferred revenues                                                        989,490          623,196
 Deferred gain, current portion (Note 2)                                  315,089               --
 Accrued liabilities:
  Salaries and benefits                                                   607,253          326,645
  Warranty reserve                                                        300,000          350,000
  Restructuring reserve                                                   298,065          602,723
  Other                                                                   434,945          459,748
-----------------------------------------------------------------    ------------     ------------

     Total current liabilities                                          5,967,175        8,154,374
-----------------------------------------------------------------    ------------     ------------

 Long-term debt                                                           376,660               --
 Deferred gain (Note 2)                                                 1,890,534               --

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,290,144 and 1,266,337 shares issued and outstanding                645,072          633,168
 Additional paid-in capital                                               646,858          591,906
 Accumulated other comprehensive income                                    61,963           92,097
 Retained earnings                                                      2,281,341        1,901,323
-----------------------------------------------------------------    ------------     ------------

     Total stockholders' equity                                         3,635,234        3,218,494
-----------------------------------------------------------------    ------------     ------------

     Total liabilities and stockholders' equity                      $ 11,869,603     $ 11,372,868
=================================================================    ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended September 30                   1999             1998             1997
-------------------------------------------    ------------     ------------     ------------
Net Sales                                      $ 24,409,992     $ 16,730,935     $ 22,843,081
Cost of Sales                                    14,998,159       10,745,255       12,758,030
-------------------------------------------    ------------     ------------     ------------

  Gross profit                                    9,411,833        5,985,680       10,085,051
-------------------------------------------    ------------     ------------     ------------

Expenses:
  Selling                                         5,143,689        5,490,800        6,013,914
  Research and development                        2,480,721        2,967,803        2,580,770
  General and administrative                        892,573          837,670          939,174
  Restructuring (Note 3)                            354,000        1,676,000               --
-------------------------------------------    ------------     ------------     ------------

     Total expenses                               8,870,983       10,972,273        9,533,858
-------------------------------------------    ------------     ------------     ------------

Income (Loss) From Operations                       540,850       (4,986,593)         551,193
Interest Income                                          --               --           47,890
Interest Expense                                   (430,832)        (344,871)         (51,412)
Gain on Sale of Land (Note 2)                            --               --        1,147,094
-------------------------------------------    ------------     ------------     ------------

Income (Loss) Before Income Taxes                   110,018       (5,331,464)       1,694,765
Income Tax Provision (Benefit)                     (270,000)      (1,813,000)         578,000
-------------------------------------------    ------------     ------------     ------------

Net Income (Loss)                              $    380,018     $ (3,518,464)    $  1,116,765
-------------------------------------------    ------------     ------------     ------------

Net Income (Loss) Per Common Share:
     Basic                                     $       0.30     $      (2.82)    $       0.80
     Diluted                                           0.29            (2.82)            0.79

Weighted Average Common Shares Outstanding:
     Basic                                        1,276,722        1,246,530        1,391,145
     Diluted                                      1,294,038        1,246,530        1,418,376

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     Accumulated
                                               Common Stock             Additional                      Other
                                               ------------              Paid-In       Retained     Comprehensive
                                           Shares         Amount         Capital       Earnings      Income (Loss)       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996              1,451,554     $   725,777     $   130,315    $ 6,401,546     $    17,816     $ 7,275,454
    Stock options exercised                 56,813          28,407         147,106             --              --         175,513
    Stock repurchase                      (296,899)       (148,450)         29,690     (1,413,238)             --      (1,531,998)
    Dividends                                   --              --              --       (541,199)             --        (541,199)
    Net income                                  --              --              --      1,116,765              --
    Other comprehensive income-
       Foreign currency translation             --              --              --             --          21,936
    Total comprehensive income                                                                                          1,138,701
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997              1,211,468         605,734         307,111      5,563,874          39,752       6,516,471
    Stock options exercised                 32,030          16,014         210,385             --              --         226,399
    Employee stock purchase plan            22,839          11,420          74,410             --              --          85,830
    Dividends                                   --              --              --       (144,087)             --        (144,087)
    Net loss                                    --              --              --     (3,518,464)             --
    Other comprehensive income-
       Foreign currency translation             --              --              --             --          52,345
    Total comprehensive loss                                                                                           (3,466,119)
----------------------------------------------------------------------------------------------------------------------------------
 Balance, September 30, 1998             1,266,337         633,168         591,906      1,901,323          92,097       3,218,494
    Employee stock purchase plan            23,807          11,904          54,952             --              --          66,856
    Net income                                  --              --              --        380,018              --
    Other comprehensive income-
       Foreign currency translation             --              --              --             --         (30,134)
    Total comprehensive income                                                                                            349,884
----------------------------------------------------------------------------------------------------------------------------------
 Balance, September 30, 1999             1,290,144     $   645,072     $   646,858    $ 2,281,341     $    61,963     $ 3,635,234
==================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended September 30                                            1999            1998            1997
--------------------------------------------------------------------    -----------     -----------     -----------
 Operating Activities:
  Net income (loss)                                                     $   380,018     $(3,518,464)    $ 1,116,765
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation and amortization                                         461,202         675,709         529,876
      Deferred income taxes                                                (199,249)       (918,000)        (26,000)
      Gain on sale of land                                                       --              --      (1,147,094)
      Changes in current operating elements:
        Accounts receivable, net                                         (2,346,880)      1,081,796      (1,612,485)
        Inventories                                                         494,456         542,673      (1,111,342)
        Prepayments                                                        (267,028)        (24,319)        (28,155)
        Accounts payable and accrued liabilities                            498,093        (398,043)        353,554
        Deferred revenues                                                   366,294         623,196              --
        Restructuring reserves                                             (304,658)        602,723              --
        Income taxes payable (receivable)                                   493,241      (1,366,980)        330,272
--------------------------------------------------------------------    -----------     -----------     -----------

    Net cash used in operating activities                                  (424,511)     (2,699,709)     (1,594,609)
--------------------------------------------------------------------    -----------     -----------     -----------

 Investing Activities:
  Proceeds from sale of land                                              3,650,000              --       1,529,543
  Property and equipment purchases                                           20,981        (489,303)       (921,032)
  Other                                                                          --           4,343          (6,472)
--------------------------------------------------------------------    -----------     -----------     -----------

    Net cash provided by (used in) investing activities                   3,670,981        (484,960)        602,039
--------------------------------------------------------------------    -----------     -----------     -----------

Financing Activities:
  Proceeds from (payment on) line of credit, net                         (3,564,016)      1,868,002       1,465,998
  Proceeds from long-term debt                                            2,515,000              --              --
  Payments on long-term debt                                             (1,992,336)             --              --
  Issuance of common stock                                                   66,856         312,229         175,513
  Repurchase of common stock                                                     --              --        (765,998)
  Cash dividends paid                                                            --        (144,087)       (541,199)
--------------------------------------------------------------------    -----------     -----------     -----------

    Net cash provided by (used in) financing activities                  (2,974,496)      2,036,144         334,314
--------------------------------------------------------------------    -----------     -----------     -----------

Foreign Currency Translation                                                (30,134)         52,345          21,936
--------------------------------------------------------------------    -----------     -----------     -----------

Cash and Cash Equivalents:
  Net increase (decrease) in cash and cash equivalents                      241,840      (1,096,180)       (636,320)
  Beginning of year                                                         108,647       1,204,827       1,841,147
--------------------------------------------------------------------    -----------     -----------     -----------

  End of year                                                           $   350,487     $   108,647     $ 1,204,827
====================================================================    ===========     ===========     ===========

Supplemental Cash Flow Information:
 Cash paid for:
  Interest                                                              $   394,788     $   287,598     $    29,636
  Income taxes                                                               18,000          31,000         161,000
 Noncash financing activity:
  Repurchase of common stock through
   issuance of note payable                                                      --              --         766,000
====================================================================    ===========     ===========     ===========

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

ACCOUNTS RECEIVABLE - Accounts receivable consisted of the following at September 30:

                                                    1999               1998
-----------------------------------------------------------------------------
Trade receivables, net                        $5,152,463         $2,646,772
Revenues in excess of billing
   on percentage-of-completion
   contracts                                      91,920            250,731
-----------------------------------------------------------------------------
Total                                         $5,244,383         $2,897,503
=============================================================================

INVENTORIES - Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market and include direct labor costs, materials and overhead. Inventories consisted of the following at September 30:

                                                    1999              1998
-----------------------------------------------------------------------------
Manufactured subassemblies
   and purchased parts                        $2,457,783         $2,228,521
Work in process                                  990,918          1,714,636
-----------------------------------------------------------------------------
Total                                         $3,448,701         $3,943,157
=============================================================================

DEPRECIATION - Depreciation of property and equipment is computed principally using accelerated methods for both financial and income tax reporting purposes. Depreciation is charged to operations over the estimated useful lives of the property and equipment as follows:

                                                                      Years
-----------------------------------------------------------------------------
Land improvements                                                        20
Building                                                                 33
Machinery and equipment                                             3 to 10
=============================================================================

REVENUE RECOGNITION - Sales and related cost of sales are recorded at the time of shipment, except for system contracts, which are recognized on a percentage-of-completion basis. Revenues on such contracts are recognized as the work progresses, based on the estimated gross profit for each contract.
When a loss is anticipated on a contract, the full amount of the loss is provided currently.

SIGNIFICANT CUSTOMERS - During fiscal 1999, the Company had two customers that accounted for 34% and 13% of net sales. During fiscal 1998, the Company had two customers that accounted for 13% and 10% of net sales, while in fiscal 1997, the Company had two customers that accounted for 19% and 12% of net sales.

During fiscal 1999, the Company had three customers that represented 32%, 14% and 12% of net accounts receivable. During fiscal 1998, the Company had two customers that represented 12% and 11% of net accounts receivable, while in fiscal 1997, the Company had two customers that represented 20% and 10% of net accounts receivable.

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

INCOME TAXES - Deferred income tax assets or liabilities are recognized for the differences between financial and income tax reporting base of assets and liabilities based on enacted tax rates and laws.

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

NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 130, "Reporting Comprehensive Income", became effective for the Company in fiscal 1999 requiring the Company to report and display comprehensive income and its components. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", became effective for the Company in fiscal 1999. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company adopted SFAS No. 131 in fiscal 1999. The Company operates in a single reportable business segment--manufacture of precise heat applications. See Note 8 for sales to foreign countries.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998 and will become effective for the Company's fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

2. SALES OF REAL PROPERTY:

SALE AND LEASEBACK OF REAL PROPERTY - On September 23, 1999, the Company closed on a sale and leaseback transaction for its Minneapolis real property. The sale price for the Company's manufacturing and office facility and surrounding 11 acres of land was $3,650,000. The pretax gain of $2,200,000 will be recognized over the seven-year term of the operating lease. Accordingly, no gain has been recognized for fiscal 1999. The transaction will also allow the Company to utilize $600,000 of its deferred tax assets. Proceeds from the sale were used to reduce debt.

The Company will lease back the facility under an operating lease. The initial term of the lease is five years with an additional two-year renewal option. The lease is cancelable by either party beginning on April 24, 2002 with an 18 month prior written notice. The Company is required to pay taxes, insurance and maintenance costs.

Future minimum base payments by fiscal year required under the lease are as follows:

         Year                             Amount
         ---------------------------------------
         2000                         $  430,000
         2001                            475,000
         2002                            490,000
         2003                            504,000
         2004                            519,000
         Thereafter                    1,084,000
         ---------------------------------------
         Total                        $3,502,000
         =======================================

SALE OF LAND - During fiscal 1997, the Company sold a parcel of undeveloped land for $1,530,000. The net gain recognized on the sale was $1,147,000 and is shown as Gain on Sale of Land in the accompanying Consolidated Statements of Operations.

3. INVENTORY AND RESTRUCTURING CHARGES:

In September 1999, the Company closed its United Kingdom (UK) manufacturing facility. In connection with this closing, the Company recorded a restructuring charge of $354,000 to cover asset write-downs and severance costs. In addition, the Company wrote off $171,000 of inventory from the UK facility. The inventory write-down has been included as a cost of sales.

During fiscal 1998, the Company announced the realignment of its business due to industry conditions in capital equipment markets and continued pressure on the electronics industry as the ongoing Asian economic turmoil affected capital equipment expenditures of manufacturers around the world.

In February 1998, the Company consolidated its Control Systems resources into its Thermal Solutions line of products. The control systems, which dealt primarily with Asian glass manufacturers, contributed less than 5 percent of sales in fiscal 1997. In July 1998, the Company announced additional workforce reductions, mainly in manufacturing and support areas, and these were accomplished primarily through a voluntary layoff. The total workforce reductions were 25%. Costs associated with the restructuring were reflected in the statement of operations and totaled $1,676,000, primarily for severance costs. Additionally, the Company wrote down inventory by $697,000 to reflect exiting certain lines of product and excess inventory. This inventory change was included in cost of goods sold.

4. NOTES PAYABLE AND LONG-TERM DEBT:

Notes payable and long-term debt to banks consisted of the following as of September 30:

                                                     1999                1998
-------------------------------------------------------------------------------
Bank Line of Credit,                           $  535,984         $       --
  interest at prime plus 2.25%, 10.5%
  at September 30, 1999

Bank Line of Credit,                                   --          4,100,000
  interest based on prime, 8.25%
  at September 30, 1998

Bank Term Loans,                                  522,664                 --
  interest at prime plus 2.75%, 11.0%
  at September 30, 1999
-------------------------------------------------------------------------------
     Total                                      1,058,648          4,100,000
Less - short-term notes and
  current maturities of long-term debt            681,988          4,100,000
-------------------------------------------------------------------------------
     Long-term debt                            $  376,660         $       --
===============================================================================

Future maturities of long-term debt as of September 30, 1999 are as follows:

         2000        $  681,988
         2001           146,004
         2002           230,656
         ----------------------
                     $1,058,648
         ======================

CREDIT FACILITY - In January 1999, the Company entered into a new a three-year loan and security agreement with a bank. The agreement provides for total borrowings of up to $8 million, subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This credit facility consists of a line of credit with interest charged at 2.25% above prime and four term loans with interest charged at 2.75% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The Company was in compliance with all of the covenants at September 30, 1999.

LINE OF CREDIT - Through the first quarter of fiscal 1999, the Company had a $5,000,000 secured bank line of credit that carried an interest rate equal to the bank's prime rate (8.25% at September 30, 1998). The line was secured by substantially all of the Company's assets. The Company had borrowings outstanding of $4,100,000 as of September 30, 1998. The Company was not in compliance with certain net worth, debt-to-equity and net income covenants at December 31, 1998 and had received a waiver of those covenants from its lender. This loan was paid off in January 1999 and replaced with the new credit facility.

5. STOCKHOLDERS' EQUITY:

EARNINGS PER SHARE DATA - Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional shares that would have been outstanding if potentially dilutive common shares related to stock options had been exercised. The following table reconciles the number of shares utilized in the earnings per share calculations.

A reconciliation of EPS calculations under SFAS No. 128, "Earnings per Share," is as follows:


For the years ended, September 30,
(In thousands, except per share amounts)                  1999         1998           1997
--------------------------------------------------------------------------------------------
Net income (loss)                                      $   380      $(3,518)       $ 1,117
                                                       -------------------------------------
Weighted average common shares outstanding - Basic       1,277        1,247          1,391
Effect of dilutive securities - stock options               17            0             27
                                                       -------------------------------------
Weighted average common shares outstanding - Diluted     1,294        1,247          1,418
                                                       -------------------------------------
Net income (loss) per share - Basic                    $  0.30      $ (2.82)       $   .80
                                                       -------------------------------------
Net income (loss) per share - Diluted                  $  0.29      $ (2.82)       $   .79
                                                       -------------------------------------

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

STOCK-BASED COMPENSATION - The Company has a stock option plan (the Plan). A total of 210,000 shares of common stock have been reserved for issuance to directors, officers, and key employees. Stock options have been granted at their fair market value as determined by the Board of Directors at the date of grant. The stock options expire after five years from the date of grant and are exercisable at a rate of 25% per year on a cumulative basis, beginning one year after the date of grant.

Information regarding stock options is shown below for the year ended September 30:

                                                   1999                            1998                           1997
                                              AVERAGE WEIGHTED               AVERAGE WEIGHTED               AVERAGE WEIGHTED
STOCK OPTIONS                      SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning             151,532        $   5.35        154,063        $   4.74        140,938        $   4.14
    Granted                         92,500            3.38         37,000            6.63         73,750            4.58
    Exercised                           --              --        (32,030)           4.20        (56,813)           3.09
    Expired                        (14,438)           4.88             --              --         (2,875)           3.97
    Canceled                            --              --         (7,501)           4.78           (937)           4.93
----------------------------------------------------------------------------------------------------------------------------
Outstanding, end                   229,594        $   4.59        151,532        $   5.35        154,063        $   4.74
----------------------------------------------------------------------------------------------------------------------------
Exercisable, end                    72,946        $   5.22         49,354        $   5.02         43,125        $   4.39
----------------------------------------------------------------------------------------------------------------------------
Weighted average fair value
    of options granted                            $   1.64                       $   2.11                       $    .74
----------------------------------------------------------------------------------------------------------------------------

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

                                              1999               1998               1997
--------------------------------------------------------------------------------------------
Net income (loss):
    As reported                           $380,018        $(3,518,464)        $1,116,765
    Pro forma                             $329,888        $(3,550,431)        $1,096,824
Net income (loss) per
 common share-diluted:
    As reported                               $.29             $(2.82)              $.79
    Pro forma                                 $.25             $(2.85)              $.77
-------------------------------------------------------------------------------------------

The fair market value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 1999, 1998 and 1997:


Assumptions as of the grant date               1999              1998               1997
-----------------------------------------------------------------------------------------
Expected lives                                 5.00              5.00               5.00
Risk-free interest rate                        4.60%             5.41%              5.89%
Expected volatility                              69%               47%                38%
-----------------------------------------------------------------------------------------

Options outstanding at September 30, 1999 have an exercise price ranging between $3.375 and $6.625 per share.

EMPLOYEE STOCK PURCHASE PLAN - The Company has an Employee Stock Purchase plan. Under the terms of the plan, employees may purchase stock at 85% of market price at the beginning or end of a six-month phase; whichever price is lower. There were 100,000 shares authorized for this plan. As of September 30, 1999, 46,782 shares have been issued.

6. INCOME TAXES:

The income tax provision (benefit) consists of the following:

                                                 1999             1998            1997
-----------------------------------------------------------------------------------------
Current federal                             $ (73,000)     $  (749,000)       $599,000
Current state                                   2,000            2,000           2,000
Foreign                                            --               --           3,000
-----------------------------------------------------------------------------------------
                                              (71,000)        (747,000)        604,000
Deferred income taxes                        (199,000)      (1,066,000)        (26,000)
-----------------------------------------------------------------------------------------
Income tax provision (benefit)              $(270,000)     $(1,813,000)       $578,000
=========================================================================================

A reconciliation of the statutory federal rate to the effective tax rate is as follows:

                                                    1999           1998            1997
------------------------------------------------------------------------------------------
Statutory federal rate                                34%           (34)%            34%
State taxes, net of federal
  income tax provision                                --             --              --
Foreign restructuring charge                        (200)            --              --
R & D credit                                         (68)            --              --
FSC benefit                                          (21)            --              --
Other, net                                            10             --              --
------------------------------------------------------------------------------------------
Effective tax rate                                  (245)%          (34)%            34%
==========================================================================================


The Company has recorded the following net deferred taxes:


As of September 30                                      1999             1998
---------------------------------------------------------------------------------
Reserves and other accruals                       $  248,000       $  241,000
Net operating loss carryforward                      434,000          194,000
Restructuring reserves                                    --          102,000
Deferred gain                                        107,000               --
---------------------------------------------------------------------------------
      Total current deferred taxes                   789,000          537,000
---------------------------------------------------------------------------------
Net operating loss carryforward                           --          466,000
Depreciation and amortization                        (90,000)        (146,000)
Restructuring reserve                                     --          306,000
Reserves and other accruals                          181,000          160,000
Deferred gain                                        642,000               --
---------------------------------------------------------------------------------
      Total noncurrent deferred taxes                733,000          786,000
---------------------------------------------------------------------------------
Net deferred taxes                                $1,522,000       $1,323,000
=================================================================================

The Company has a net operating loss carry-forward of $1,275,000 as of September 30, 1999.

7. COMMITMENTS AND CONTINGENCIES:

EMPLOYEE BENEFIT PLAN -The Company has a profit-sharing retirement plan that provides deferred compensation benefits for eligible employees. The annual contribution to the plan is discretionary and is determined in accordance with policies established by the Board of Directors. The Board of Directors authorized contributions of $242,000, $186,000, and $232,000 for fiscal 1999, 1998 and 1997, respectively. Contributions for fiscal 1998 included 401(k), while 1999 and 1997 included both 401(k) and discretionary profit-sharing.

CHANGE OF CONTROL -The Board of Directors has approved the extension of certain employee benefits, including salary continuation to certain key employees, in the event of a change in control of the Company.

8. FOREIGN SALES:

The following table shows revenue in thousands by geographic region for the last three years:

                                                1999               1998               1997
---------------------------------------------------------------------------------------------
        Asia                                 $ 3,043            $ 1,789            $ 3,709
        Latin America                          1,380              1,030              3,990
        Europe                                 1,729              1,696              2,445
        Other                                    241                296              1,030
---------------------------------------------------------------------------------------------
        Total                                $ 6,393            $ 4,811           $ 11,174
---------------------------------------------------------------------------------------------

9. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                         First        Second         Third        Fourth          1999
1999 Quarterly Results                  Quarter       Quarter       Quarter       Quarter         Total
--------------------------------------  --------      --------      --------      --------      --------
Consolidated Operations:
  Net sales                             $  5,394      $  5,545      $  5,464      $  8,007      $ 24,410
  Gross profit                             2,139         2,423         2,112         2,738         9,412
  Income (loss) before income taxes          124           160            44          (218)          110
  Net Income                                  81           106            26           167           380
  Earnings per Share:
    Basic                               $    .06      $    .08      $    .02      $    .13      $   0.30
    Diluted                                  .06           .08           .02           .12          0.29

=========================================================================================================

                                         First        Second         Third        Fourth          1998
1998 Quarterly Results                  Quarter       Quarter       Quarter       Quarter         Total
--------------------------------------  --------      --------      --------      --------      --------

Consolidated Operations:
  Net sales                             $  4,868      $  3,215      $  4,308      $  4,340      $ 16,731
  Gross profit                             2,315         1,000         1,076         1,595         5,986
  Loss before income taxes                  (265)       (2,211)       (2,370)         (485)       (5,331)
  Net Loss                                  (180)       (1,548)       (1,599)         (191)       (3,518)
  Loss per Share:
    Basic                               $   (.15)     $  (1.24)     $  (1.28)     $   (.15)     $  (2.82)
    Diluted                                 (.15)        (1.24)        (1.28)         (.15)        (2.82)


The sum of the per share amounts for fiscal 1999 may not equal the total for the year due to the effects of rounding.

                             RESEARCH, INCORPORATED
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                          Balance,                                            Balance,
                                          Beginning                                            End of
                                          of Period        Additions        Deductions         Period
                                          ---------        ---------        ----------         ------
Allowance for doubtful accounts: (1)
--------------------------------

     Year ended September 30, 1997        $ 150,000         $ 12,563         $ (12,563)       $ 150,000

     Year ended September 30, 1998          150,000           13,116           (13,116)         150,000

     Year ended September 30, 1999          150,000               --           (50,000)         100,000

Restructuring reserve: (2)
----------------------

     Year ended September 30, 1997               --               --                --               --

     Year ended September 30, 1998               --        1,676,000        (1,073,277)         602,723

     Year ended September 30, 1999          602,723          298,065          (602,723)         298,065


(1) Doubtful account deductions represent amounts determined to be uncollectible and charged against the reserve net of collections on accounts previously written off.

(2) Restructuring reserve deductions represent amounts actually paid for restructuring costs.