Form 10-Q
period 1999-12-31
RESEARCH INC /MN/
filed 2000-02-10
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of February 01, 2000, 1,292,778 common shares were outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Months Ended
                                                       December 31
                                                       -----------
                                                   1999           1998
                                               -----------     -----------
Net Sales                                      $ 6,847,679     $ 5,393,706
Cost of Sales                                    4,315,667       3,254,460
                                               -----------     -----------

  Gross profit                                   2,532,012       2,139,246
                                               -----------     -----------

Expenses:
  Selling                                        1,068,676       1,232,918
  Research and development                         790,651         474,095
  General and administrative                       234,618         224,149
                                               -----------     -----------

     Total expenses                              2,093,945       1,931,162
                                               -----------     -----------

Income From Operations                             438,067         208,084
Interest Expense                                   (92,104)        (84,595)
Other Income                                        56,200               -
                                               -----------     -----------

Income Before Income Taxes                         402,163         123,489
Income Tax Provision                               153,276          41,960
                                               -----------     -----------

Net Income                                     $   248,887     $    81,529
                                               -----------     -----------

Net Income Per Common Share:
     Basic                                     $      0.19     $      0.06
     Diluted                                          0.19            0.06

Weighted Average Common Shares Outstanding:
     Basic                                       1,291,759       1,266,337
     Diluted                                     1,333,152       1,266,337

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.


RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                            As of December 31  As of September 30
                                                                    1999             1999
ASSETS                                                      -----------------  ------------------
CURRENT ASSETS:
 Cash and cash equivalents                                     $  1,281,309     $    350,487
 Accounts receivable                                              4,602,451        5,244,383
 Inventories                                                      3,082,999        3,448,701
 Deferred income tax benefit                                        672,973          789,249
 Prepayments                                                        366,920          482,812
                                                               ------------     ------------

      Total current assets                                       10,006,652       10,315,632
                                                               ------------     ------------

PROPERTY AND EQUIPMENT, at cost:
 Machinery and equipment                                          3,551,540        3,836,960
 Less accumulated depreciation                                   (2,803,024)      (3,015,989)
                                                               ------------     ------------

     Net property and equipment                                     748,516          820,971
                                                               ------------     ------------

DEFERRED INCOME TAX BENEFIT                                         733,000          733,000
                                                               ------------     ------------

      Total assets                                             $ 11,488,168     $ 11,869,603
                                                               ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion of long-term debt           $  1,528,068     $    681,988
 Accounts payable                                                 1,790,037        2,340,345
 Deferred revenues                                                  698,753          989,490
 Deferred gain, current portion                                     315,089          315,089
 Accrued liabilities:
   Salaries and benefits                                            290,456          607,253
   Warranty reserve                                                 300,000          300,000
   Restructuring reserve                                            111,713          298,065
   Other                                                            495,599          434,945
                                                               ------------     ------------

      Total current liabilities                                   5,529,715        5,967,175
                                                               ------------     ------------

 Long-term debt                                                     281,659          376,660
 Deferred gain                                                    1,811,762        1,890,534

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,292,466 and 1,290,144  shares issued and outstandi           646,233          645,072
 Additional paid-in capital                                         655,449          646,858
 Accumulated other comprehensive income                              50,871           61,963
 Retained earnings                                                2,512,479        2,281,341
                                                               ------------     ------------

      Total stockholders' equity                                  3,865,032        3,635,234
                                                               ------------     ------------

      Total liabilities and stockholders' equity               $ 11,488,168     $ 11,869,603
                                                               ============     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        Three Months Ended December 31,
                                                              1999          1998
                                                           ----------     --------
Operating Activities:
  Net income                                                  248,887       81,529
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                            84,575      145,264
      Deferred income taxes                                   116,276            -
      Changes in current operating items:
        Accounts receivable, net                              641,932     (822,275)
        Inventories                                           365,702      916,051
        Prepayments                                           115,892        4,397
        Accounts payable and accrued liabilities             (806,451)    (366,286)
        Deferred revenue                                     (369,509)     316,114
        Restructuring reserve                                (186,352)    (365,043)
                                                           ----------     --------

    Net cash provided by (used in) operating activities       210,952      (90,249)
                                                           ----------     --------

Investing Activities:
  Property and equipment additions, net                       (12,120)       3,363
                                                           ----------     --------


Financing Activities:
  Proceeds from line of credit, net                           846,080      200,000
  Payments on long-term debt                                  (95,001)           -
  Issuance of common stock                                     (7,997)           -
                                                           ----------     --------

    Net cash provided by financing activities                 743,082      200,000
                                                           ----------     --------

Foreign Currency Translation                                  (11,092)     (77,379)
                                                           ----------     --------

Cash and cash equivalents:
    Net increase in cash and cash equivalents                 930,822       35,735
    Beginning of year                                         350,487      108,647
                                                           ----------     --------

    End of Period                                           1,281,309      144,382
                                                           ==========     ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

                             RESEARCH, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying condensed consolidated financial statements are as follows:

Condensed Consolidated Financial Statements -

The condensed consolidated balance sheets as of December 31, and September 30, 1999, and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1999 Form 10-K. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                    December 31,               September 30,
                                        1999                       1999
                                    -----------                -----------
 Manufactured subassemblies
         and purchased parts        $ 2,407,100                $ 2,457,783

 Work in Process                        675,899                    990,918
                                    -----------                -----------
           Total                    $ 3,082,999                $ 3,448,701
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

Earnings per Share -

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents. The number of common shares outstanding at December 31, 1999 was 1,292,466, an increase of 2,322 shares for the first quarter due to the exercise of stock options.

2.   Debt Obligations:

Credit Facility -

In January 1999, the Company entered into a new three-year loan and security agreement with a bank. The agreement provides for total borrowings of up to $8 million, subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This credit facility consists of a line of credit with interest charged at 2.25% above prime and four term-loans with interest charged at 2.75% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The Company was in compliance with all of the covenants at December 31, 1999.

3.  Stockholders' Equity:

Employee Stock Options -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Stock Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 362,500 shares. Options for 217,406 shares under the 1991 Plan were outstanding at December 31, 1999 at prices ranging from $3.375 to $6.625 per share.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan. As of December 31, 1999, 46,782 shares have been issued.

4.   Comprehensive Income:

Other comprehensive income (loss) was comprised of the effect of changes in foreign currency exchange rates in translating assets, liabilities and the results of operations of the Company's foreign subsidiary. Comprehensive income
(loss) for the following three month periods were:

                                         Three Months Ended
                                            December 31,
                                   -------------------------------
                                     1999                   1998
                                   -------------------------------
Net income                         $248,887               $81,529
Other comprehensive
  loss                              (11,092)              (77,379)
                                   -------------------------------
Comprehensive
  income                           $237,795               $ 4,150
                                   ===============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Operations

Sales for the first three months of fiscal year 2000 (the quarter ended December 31, 1999) compared to the same period of fiscal 1999 increased 27.0% from $5,394,000 to $6,848,000 due to the increase in sales of new products developed in the last three years.

Gross profit for the first quarter of fiscal year 2000 compared to the same quarter of fiscal year 1999, decreased from 39.7% to 37.0% of sales due to product mix, higher content of purchased product and one time costs on a thermal solutions system.

Selling expenses for the first quarter of fiscal year 2000 compared to the same quarter of fiscal year 1999, decreased 7.3% as a percentage of sales due to higher sales volume and the Company's efforts to leverage expenses and realign resources.

Research and development expenses were 11.5% of sales for the first quarter of fiscal 2000, compared to 8.8% of sales for the same period last year. Expenses were lower during the prior year's quarter mainly due to customers partially funding research and development expenses in that quarter.

General and administrative expenses were 3.4% of sales for the first quarter of fiscal 2000 compared to 4.2% of sales for the same period last year.

Interest expense was $92,000 for the first quarter of fiscal year 2000, compared to $85,000 for the same period last year. Interest expense is higher due to higher borrowing rates and higher minimum interest payments required by the lending facility.


Liquidity and Sources of Capital

The Company's working capital of $4,477,000 at December 31, 1999 increased from $4,348,000 at September 30, 1999. The Company's current ratio at December 31, 1999 was 1.8 to 1 and at September 30, 1999 was 1.7 to 1.

Cash balances included $1,000,000 of short-term investments that offset minimum interest payments required by the lending agreement.

Accounts receivable and inventory decreased from September 30, 1999, due to lower sales volumes.

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


Year 2000 Issues

The Company experienced no material events to report.

Forward-Looking Information

The statements included herein that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition, currency fluctuations, availability of labor, general economic conditions, market cycles, dependence on capital expenditures of contract manufacturers in SMT, product cancellations or rescheduling, and loss of a significant customer.

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

           (a)       Exhibits

                     [3.1]         Bylaws, As Amended

                     [4.1] Amendment to Loan and Security Agreement (U.K. closure) between Coast Business Credit, a division of Southern Pacific Bank and the Company dated October 30, 1999 Incorporated by reference to Exhibit (4.8) of the Company's 10-K for the period ended September 30, 1999

                     [10.1] Form of Amendment No. 1 to Employment (change of control) Agreement for employees of the Registrant dated November 4, 1999 Incorporated by reference to Exhibit (10.7) of the Company's 10-K for the period ended September 30, 1999

                      [27]         Financial Data Schedule

           (b)       Reports on Form 8-K
                     None filed during the quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RESEARCH, INCORPORATED
                                            ----------------------
                                            (Registrant)




Date       2/11/00                          /s/  Claude C. Johnson
     -----------------                      ----------------------
                                                 Claude C. Johnson
                                                 President,
                                                 Chief Executive Officer


Date       2/11/00                          /s/  Richard L. Grose
     -----------------                      ---------------------
                                                 Richard L. Grose
                                                 Treasurer