Form 10-Q
period 2000-03-31
RESEARCH INC /MN/
filed 2000-05-15
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the quarterly period ended March 31, 2000 or
                               --------------

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

Commission file number 0-2387
                       ------


                             RESEARCH, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                         41-0908058
----------------------------------                       -----------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification Number)

   P.O. Box 24064, Minneapolis, Minnesota                                55424
---------------------------------------------                         --------
  (Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code (612) 941-3300
                                                   --------------


--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 12, 2000, 1,318,282 common shares were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                  Three Months Ended                       Six Months Ended
                                                       March 31                                March 31
                                           -------------------------------         ---------------------------------
                                              2000                1999                 2000                 1999
                                           -----------         -----------         ------------         ------------
Net Sales                                  $ 7,504,594         $ 5,545,119         $ 14,352,273         $ 10,938,825
Cost of Sales                                4,674,762           3,122,052            8,990,429            6,376,512
                                           -----------         -----------         ------------         ------------

  Gross Profit                               2,829,832           2,423,067            5,361,844            4,562,313
                                           -----------         -----------         ------------         ------------
Expenses:
  Selling                                    1,391,665           1,316,935            2,460,341            2,549,853
  Research and Development                     818,433             602,497            1,609,084            1,076,592
  General and Administrative                   280,001             226,570              514,619              450,719
                                           -----------         -----------         ------------         ------------

  Total Expenses                             2,490,099           2,146,002            4,584,044            4,077,164
                                           -----------         -----------         ------------         ------------

Income  from Operations                        339,733             277,065              777,800              485,149
Interest Expense                               (67,834)           (116,680)            (159,938)            (201,275)
Other Income                                   131,284                   -              187,484                    -
                                           -----------         -----------         ------------         ------------
Income Before Income Taxes                     403,183             160,385              805,346              283,874
Income Tax Provision                           128,595              54,652              281,871               96,612
                                           -----------         -----------         ------------         ------------

Net Income                                 $   274,588         $   105,733         $    523,475         $    187,262
                                           ===========         ===========         ============         ============
Net Income Per Common Share:
   Basic                                   $      0.21         $      0.08         $       0.40         $       0.15
   Diluted                                        0.20                0.08                 0.39                 0.15

Weighed Average Shares Outstanding:
  Basic                                      1,300,291           1,274,657            1,296,002            1,270,451
  Diluted                                    1,356,873           1,274,805            1,346,268            1,270,525



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                 As of March 31,    As of September 30,
ASSETS                                                                2000                   1999
                                                                   ------------         ------------
CURRENT ASSETS:
 Cash and cash equivalents                                         $  2,134,572         $    350,487
 Accounts receivable                                                  4,292,553            5,244,383
 Inventories                                                          3,745,461            3,448,701
 Deferred income tax benefit                                            551,378              789,249
 Prepayments                                                            469,895              482,812
                                                                   ------------         ------------

     Total current assets                                            11,193,859           10,315,632
                                                                   ------------         ------------

PROPERTY AND EQUIPMENT, at cost:
 Machinery and equipment                                              3,177,325            3,836,960
 Less accumulated depreciation                                       (2,432,372)          (3,015,989)
                                                                   ------------         ------------

     Net property and equipment                                         744,953              820,971
                                                                   ------------         ------------

DEFERRED INCOME TAX BENEFIT                                             733,000              733,000
                                                                   ------------         ------------

     Total assets                                                  $ 12,671,812         $ 11,869,603
                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable                                                     $  2,152,943         $    681,988
 Accounts payable                                                     2,319,157            2,340,345
 Deferred revenues                                                      447,430              989,490
 Short-term deferred gain                                               315,089              315,089
 Accrued liabilities:
  Salaries and benefits                                                 576,698              607,253
  Warranty reserve                                                      300,000              300,000
  Restructuring reserve                                                       -              298,065
  Other                                                                 465,504              434,945
                                                                   ------------         ------------

     Total current liabilities                                        6,576,821            5,967,175
                                                                   ------------         ------------

 Long-term debt                                                          92,413              376,660
 Long-term  deferred gain                                             1,732,989            1,890,534

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,317,782 and 1,290,144  shares issued and outstanding             658,891              645,072
 Additional paid-in capital                                             772,760              646,858
 Accumulated other comprehensive income                                  50,871               61,963
 Retained earnings                                                    2,787,067            2,281,341
                                                                   ------------         ------------

     Total stockholders' equity                                       4,269,589            3,635,234
                                                                   ------------         ------------

     Total liabilities and stockholders' equity                    $ 12,671,812         $ 11,869,603
                                                                   ============         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED BALANCE SHEETS.

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended March 31,
                                                               -------------------------------
                                                                  2000                1999
                                                               -----------         -----------
Operating Activities:
  Net income                                                   $   523,475         $   187,262
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                  167,384             287,632
    Gain on disposal of assets                                    (190,024)                  -
    Changes in current operating items:
        Accounts receivable, net                                   951,830          (1,416,708)
        Inventories                                               (296,760)            892,594
        Prepayments                                                 12,917             (93,380)
        Accounts payable and accrued liabilities                   (21,184)            (17,203)

        Deferred revenue                                          (542,060)            341,772
        Deferred gain                                             (157,545)                  -
        Restructuring reserve                                     (298,065)           (503,720)
        Income taxes payable                                       237,871             572,604
                                                               -----------         -----------

    Net cash provided by operating activities                      387,839             250,853
                                                               -----------         -----------

Investing Activities:
  Property and equipment additions, net                           (112,587)            (33,594)
  Proceeds from sale of assets                                     211,245                   -
                                                               -----------         -----------

    Net cash provided by (used in) investing activities             98,658             (33,594)
                                                               -----------         -----------

Financing Activities:
  Proceeds from (payments on) line of credit, net                1,470,955          (2,413,255)
  Proceeds from long-term debt                                           -           2,243,333
  Payments on long-term debt                                      (284,247)            (45,278)
  Issuance of common stock                                         121,972              36,905
                                                               -----------         -----------

    Net cash provided by (used in) financing activities          1,308,680            (178,295)
                                                               -----------         -----------

Foreign Currency Translation                                       (11,092)            (13,595)

Cash and cash equivalents:
  Net increase in cash and cash equivalents                      1,784,085              25,369
  Beginning of year                                                350,487             108,647
                                                               -----------         -----------

  End of Period                                                $ 2,134,572         $   134,016
                                                               ===========         ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             RESEARCH, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The Company's significant accounting policies not elsewhere set forth in the accompanying condensed consolidated financial statements are as follows:

Consolidated Financial Statements -

The condensed consolidated balance sheet as of March 31, 2000, and September 30, 1999, the condensed consolidated statements of operations for the three and six months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1999 Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                    March 31,       September 30,
                                     2000               1999
                                   ----------        ----------
Manufactured subassemblies
        and purchased parts        $2,733,033        $2,457,783
Work in Process                     1,012,428           990,918
                                   ----------        ----------
          Total                    $3,745,461        $3,448,701
                                   ==========        ==========

Warranty Reserve -

The surface mount technology (SMT) products are under warranty against defects in material and workmanship for a two-year period with an extended warranty on certain components. The Company's other products are generally under warranty for a one-year period. Estimated warranty costs are accrued in the same period as products are shipped. An analysis of reserves for product warranties is performed on a quarterly basis by reviewing the status of new product introductions, trends of warranty expense by product, and internal management information to identify known or potential defects and the estimated warranty exposure.

Earnings per Share -

Earnings per share are computed by dividing net income by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents. The number of common shares outstanding increased by 25,316 shares during the second quarter of fiscal 2000 due to the issuance of shares through the employee stock purchase plan and the employee stock option plan.

2. Debt Obligations

Credit Facility -

The Company has a credit facility with a bank. The facility provides for total borrowings of up to $8 million, subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This credit facility consists of a line of credit with interest charged at 2.25% above prime and four term-loans with interest charged initially at 2.75% above prime. The agreement contains certain restrictive covenants and outstanding borrowings are secured by substantially all of the Company's assets. The Company was in compliance with all of the covenants as of March 31, 2000.

3. Stockholders' Equity:

Employee Stock Options -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Stock Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 362,500 shares. Options for 183,469 shares under the 1991 Plan were outstanding at March 31, 2000 at prices ranging from $3.375 to $6.625 per share.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan. As of March 31, 2000, 52,224 shares have been issued.

4. Comprehensive Income:

Other comprehensive income (loss) was comprised of the effect of changes in foreign currency exchange rates in translating assets, liabilities and the results of operations of the Company's foreign subsidiary. Comprehensive income
(loss) for the following three and six month periods were:

                           Three Months Ended              Six Months Ended
                                March 31                          March 31
                        ---------------------------  --------------------------
                          2000          1999             2000            1999
                        ---------------------------  --------------------------
Net Income              $274,588      $105,733        $ 523,475       $ 187,262
Other Comprehensive
  Income (Loss)                -        63,784          (11,092)        (13,595)
                        ---------------------------  --------------------------
Comprehensive
  Income                $274,588      $169,517        $ 512,383       $ 173,667
                        =======================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

Sales for the current quarter were $7,505,000 compared to $5,545,000 for the same period in 1999, an increase of 35.3%. Sales for the six months ended March 31, 2000 were $14,352,000 compared to $10,939,000 for the same period in 1999, an increase of 31.2%. The growth was due to higher sales in both the printing market and the surface mount technology (SMT) market.

Gross margin on sales for the quarter and six-month period were down 6.0% and 4.3% compared to the same periods of fiscal 1999. Margins were down due to the severance costs paid to discontinue internal sheet metal operators, product mix, and higher content of purchased product.

Selling expenses were $1,392,000 for the current quarter compared to $1,317,000 for the same quarter in 1999. Selling expenses were $2,460,000 for the six-month period compared to $2,550,000 for the same period last year. These expenses decreased 5.2% as a percentage of sales for the quarter and decreased 6.2% for the six-month period of fiscal 2000 compared to the same periods in fiscal 1999. The cost decreased as a percentage of sales due to higher sales volume and the Company's efforts to leverage expenses.

Expenditures for research and development for the current quarter were $818,000 compared to $602,000 for the same quarter in 1999 or 10.9% of sales for the both quarters. Research and development expenses for the six months periods ended March 31, 2000 and 1999 were $1,609,000 and $1,077,000 respectively. They were 11.2% of sales for the six-month period of fiscal 2000 compared to 9.8% in the same period of fiscal 1999. The increase in percentage was due to decreased customer research and development funding of projects in the first half of fiscal 2000.

General and administrative expenses for the second quarter were $280,000 or 3.7% of sales compared to $227,000 or 4.1% for the same quarter in fiscal 1999. For the six months ended March 31, 2000, general and administrative expenses were $515,000 or 3.6% of sales compared to $451,000 or 4.1% for the six-month period of the prior fiscal year. The decrease in percentage of sales is a result of the increase in sales.

Net interest expense was $68,000 for the quarter ended March 31, 2000 compared to $117,000 for the same quarter one year ago. This decrease was due to the impact of positive investing of available cash.

Other income of $131,000 for the second quarter and $187,000 for the six-month period of fiscal 2000 related primarily from the gain on the sale of sheet metal equipment.

Liquidity and Sources of Capital

The Company's working capital of $4,617,000 at March 31, 2000 increased from $4,348,000 at September 30, 1999. The Company's current ratio at March 31, 2000 and September 30, 1999 was 1.7. The increase in working capital is due mainly to improvement in Company operations.

Accounts receivable decreased due to aggressive collection efforts in the quarter. Inventories increased due to the increase in business levels. The positive cash flow from operations during the first half of fiscal 2000 resulted from an increase in net income, and a reduction of accounts receivables offset by increases in inventories, and payments of restructuring costs.

The Company has a credit facility with a bank. The facility provides for total borrowings of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets, and other terms specified in the agreement. This new credit facility consists of a line of credit with interest charged at 2.25% above prime and four available term loans with interest charged initially at 2.75% above prime. The agreement contains certain restrictive covenants and outstanding borrowings are secured by substantially all of the Company's assets.

The Company's management believes its cash flow from operations and borrowing facilities will be sufficient to meet the Company's financing requirements for the foreseeable future. The Company believes that success in its industries requires substantial financial flexibility due to customer expectations and rapidly changing technologies.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe it has any material market risk exposure other than what may be referred to in Item 2 herein.

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

         Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders.

              (a) The Annual Meeting of the shareholders of Research, Incorporated was held on February 1, 2000. There were 1,292,466 shares of common stock entitled to vote at the meeting and a total of 1,072,766 shares were represented at the meeting.

              (b) Five directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                                       For            Against
                                                     ---------        -------
                     Claude C. Johnson               1,059,961        12,805
                     John G. Colwell, Jr.              991,411        81,355
                     Edward L. Lundstrom               991,411        81,355
                     Gerald E. Magnuson                993,911        78,855
                     Charles G. Schiefelbein         1,043,961        28,805

              (c) A proposal was made to ratify and approve the appointment of Arthur Andersen LLP as the Company's independent auditors for fiscal 2000. Shares were voted as follows:

                        For                Against          Abstain
                     ---------             -------          -------
                     1,065,819             2,355             4,592



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


                                            RESEARCH, INCORPORATED
                                            ----------------------
                                            (Registrant)




Date       5/12/2000                        /s/ Claude C. Johnson
     -----------------                      ------------------------------
                                            Claude C. Johnson
                                            President,
                                            Chief Executive Officer


Date       5/12/2000                        /s/ Richard L. Grose
     -----------------                      -----------------------------
                                            Richard L. Grose
                                            Treasurer