Form 10-Q
period 2000-06-30
RESEARCH INC /MN/
filed 2000-08-11
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000 or
                               -------------

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387
                       ------


                             RESEARCH, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                   41-0908058
----------------------------------                    ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

   P.O. Box 24064, Minneapolis, Minnesota                          55424
---------------------------------------------                     --------
  (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code (612) 941-3300
                                                   --------------



Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

As of August 7, 2000, 1,318,282 common shares were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                               Three Months Ended                    Nine Months Ended
                                                    June 30                               June 30
                                       ---------------------------------     ---------------------------------
                                            2000               1999               2000               1999
                                       --------------     --------------     --------------     --------------
Net Sales                              $    6,441,870     $    5,463,966     $   20,794,143     $   16,402,791
Cost of Sales                               3,855,148          3,352,344         12,845,577          9,728,856
                                       --------------     --------------     --------------     --------------

  Gross Profit                              2,586,722          2,111,622          7,948,566          6,673,935
                                       --------------     --------------     --------------     --------------

Expenses:
  Selling                                   1,232,197          1,122,987          3,692,538          3,672,840
  Research and Development                    653,196            656,368          2,262,280          1,732,960
  General and Administrative                  298,799            178,803            813,418            629,522
                                       --------------     --------------     --------------     --------------

  Total Expenses                            2,184,192          1,958,158          6,768,236          6,035,322
                                       --------------     --------------     --------------     --------------

Income  from Operations                       402,530            153,464          1,180,330            638,613
Interest Expense                              (67,107)          (109,427)          (227,045)          (310,702)
Other Income                                    1,973                 --            189,457                 --
                                       --------------     --------------     --------------     --------------

Income Before Income Taxes                    337,396             44,037          1,142,742            327,911
Income Tax Provision                          118,140             18,157            400,011            114,769
                                       --------------     --------------     --------------     --------------

Net Income                             $      219,256     $       25,880     $      742,731     $      213,142
                                       ==============     ==============     ==============     ==============

Net Income Per Common Share:
   Basic                               $         0.17     $         0.02     $         0.57     $         0.17
   Diluted                                       0.16               0.02               0.55               0.16

Weighed Average Shares Outstanding:
  Basic                                     1,317,147          1,279,708          1,303,025          1,270,451
  Diluted                                   1,376,536          1,316,781          1,356,933          1,298,352

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS                                                       Unaudited
                                                                                As of June 30,   As of September 30,
ASSETS                                                                               2000               1999
----------------------------------------------------------------------------    --------------   -------------------
CURRENT ASSETS:
 Cash and cash equivalents                                                      $    1,141,360     $      350,487
 Accounts receivable, net of reserves of $100,000                                    3,978,493          5,244,383
 Inventories                                                                         4,851,721          3,448,701
 Deferred income tax benefit                                                           444,239            789,249
 Prepayments                                                                           469,645            482,812
----------------------------------------------------------------------------    --------------     --------------

     Total current assets                                                           10,885,458         10,315,632
----------------------------------------------------------------------------    --------------     --------------

PROPERTY AND EQUIPMENT, at cost:
 Machinery and equipment                                                             3,214,077          3,836,960
 Less accumulated depreciation                                                      (2,510,860)        (3,015,989)
----------------------------------------------------------------------------    --------------     --------------

     Net property and equipment                                                        703,217            820,971
----------------------------------------------------------------------------    --------------     --------------

DEFERRED INCOME TAX BENEFIT                                                            733,000            733,000
----------------------------------------------------------------------------    --------------     --------------

     Total assets                                                               $   12,321,675     $   11,869,603
============================================================================    ==============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------

CURRENT LIABILITIES:
 Notes payable                                                                  $    1,714,025     $      681,988
 Accounts payable                                                                    1,889,314          2,340,345
 Deferred revenues                                                                     642,922            989,490
 Short-term deferred gain                                                              315,089            315,089
 Accrued liabilities:
  Salaries and benefits                                                                605,894            607,253
  Warranty reserve                                                                     300,000            300,000
  Restructuring reserve                                                                     --            298,065
  Other                                                                                653,157            434,945
----------------------------------------------------------------------------    --------------     --------------

     Total current liabilities                                                       6,120,401          5,967,175
----------------------------------------------------------------------------    --------------     --------------

 Long-term debt                                                                         55,912            376,660
 Long-term  deferred gain                                                            1,654,217          1,890,534

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,318,282 and 1,290,144  shares issued and outstanding                            659,141            645,072
 Additional paid-in capital                                                            774,810            646,858
 Accumulated other comprehensive income                                                 50,871             61,963
 Retained earnings                                                                   3,006,323          2,281,341
----------------------------------------------------------------------------    --------------     --------------

     Total stockholders' equity                                                      4,491,145          3,635,234
----------------------------------------------------------------------------    --------------     --------------

     Total liabilities and stockholders' equity                                 $   12,321,675     $   11,869,603
============================================================================    ==============     ==============

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Nine Months Ended June 30,
                                                                -------------------------------
                                                                     2000              1999
                                                                -------------     -------------
Operating Activities:
     Net income                                                 $     742,731     $     213,142
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                245,872           426,576
         Gain on disposal of assets                                  (190,024)               --
         Changes in current operating items:
             Accounts receivable, net                               1,265,890          (601,357)
             Inventories                                           (1,403,020)          (43,752)
             Prepayments                                               13,167          (260,199)
             Accounts payable and accrued liabilities                (234,178)          193,301
             Deferred revenue                                        (346,568)          469,696
             Deferred gain                                           (236,317)               --
             Restructuring reserve                                   (298,065)         (544,951)
             Income taxes payable                                     345,010           696,761
                                                                -------------     -------------

         Net cash provided (used in) by operating activities          (95,502)          549,217
                                                                -------------     -------------

Investing Activities:
     Property and equipment additions, net                           (149,339)         (104,358)
     Proceeds from sale of assets                                     211,245                --
                                                                -------------     -------------

         Net cash provided by (used in) investing activities           61,906          (104,358)
                                                                -------------     -------------

Financing Activities:
     Proceeds from (payments on) line of credit, net                1,032,037        (2,788,877)
     Proceeds from long-term debt                                          --         3,312,000
     Payments on long-term debt                                      (320,748)         (693,195)
     Issuance of common stock                                         124,272            36,905
                                                                -------------     -------------

         Net cash provided by (used in) financing activities          835,561          (133,167)
                                                                -------------     -------------

Foreign Currency Translation                                          (11,092)          (93,527)

Cash and cash equivalents:
     Net increase in cash and cash equivalents                        790,873           218,165
     Beginning of year                                                350,487           108,647
                                                                -------------     -------------

     End of Period                                              $   1,141,360     $     326,812
                                                                =============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             RESEARCH, INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The Company's significant accounting policies not elsewhere set forth in the accompanying condensed consolidated financial statements are as follows:

Consolidated Financial Statements -

The condensed consolidated balance sheet as of June 30, 2000, and September 30, 1999, the condensed consolidated statements of operations for the three and nine months ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1999 Form 10-K. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                              June 30,        September 30,
                                                2000              1999
                                            ------------       ------------
 Manufactured subassemblies
         and purchased parts                $  3,666,275       $  2,457,783
 Work in Process                               1,185,446            990,918
                                            ------------       ------------
           Total                            $  4,851,721       $  3,448,701
                                            ============       ============

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

Earnings per Share -

Earnings per share are computed by dividing net income by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and dilutive common stock equivalents. The number of common shares outstanding increased by 500 shares during the third quarter of fiscal 2000 due to the issuance of shares through the employee stock option plan.

2. Debt Obligations

Credit Facility -

The Company has a credit facility with a bank. The facility provides for total borrowings of up to $8 million, subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This credit facility consists of a line of credit with interest charged at 2.25% above the prime rate and two term-loans with interest charged initially at 2.75% above the prime rate. Because of the Company's favorable financial performance over the first two quarters, the interest rate charged on the line of credit was reduced effective May 2, 2000 from 2.25% to 1.75% above the prime rate and for the two term loans from 2.75% to 2.25% above the prime rate. The agreement contains certain restrictive covenants and outstanding borrowings are secured by substantially all of the Company's assets. The Company was in compliance with all of the covenants as of June 30, 2000.

3. Stockholders' Equity:

Employee Stock Options -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Stock Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 362,500 shares. Options for 195,969 shares under the 1991 Plan were outstanding at June 30, 2000 at prices ranging from $3.375 to $7.094 per share.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan. As of June 30, 2000, 52,224 shares have been issued.

4. Comprehensive Income:

Other comprehensive income (loss) was comprised of the effect of changes in foreign currency exchange rates in translating assets, liabilities and the results of operations of the Company's foreign subsidiary. Comprehensive income
(loss) for the following three and nine month periods were:

                             Three Months Ended                Nine Months Ended
                                   June 30                          June 30
                         --------------------------       ---------------------------
                             2000           1999             2000             1999
                         --------------------------       ---------------------------
Net Income               $  219,256      $   25,880       $  742,731       $  213,142
Other Comprehensive
  Income (Loss)                  --         (79,932)         (11,092)         (93,527)
                         --------------------------       ---------------------------
Comprehensive
  Income                 $  219,256      $  (54,052)      $  731,639       $  119,615
                         ==========================       ===========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

Sales were $6,442,000 for the current quarter compared to $5,464,000 for the same period in 1999, an increase of 17.9%. Sales were $20,794,000 for the nine months ended June 30, 2000 compared to $16,403,000 for the same period in 1999, an increase of 26.8%. The increase in both periods was favorably impacted by strong sales in the surface mount technology (SMT) market. In addition, sales for the nine months were favorably impacted by the modular printing system (MPS) which was introduced late last year.

Gross profit margins improved to 40.2% for the current quarter as compared to 38.6% in the prior year's quarter and declined to 38.2% for the nine months ending June 30, 2000, as compared to 40.7% for the same period in 1999. A very favorable product mix impacted the quarterly improvement. The decline in margins over the nine month period were impacted by severance costs associated with the discontinuance of the sheet metal operations in the first quarter of fiscal 2000 as well as the mix of products sold.

Selling expenses were $1,232,000, or 19.1% of sales for the current quarter compared to $1,123,000, or 20.6% of sales for the same quarter in fiscal 1999. Selling expenses were $3,693,000, or 17.8% of sales for the nine-months ended June 30, 2000, as compared to $3,673,000, or 22.4% of sales for the same period in 1999. The costs as a percentage of sales decreased due to higher sales volume as discussed above and the Company's cost control efforts.

Expenditures for research and development were $653,000, or 10.1% of sales for the current quarter compared to $656,000, or 12.0% of sales for the same period in 1999. Research and development expenses were $2,262,000, or 10.9% of sales for the nine months ended June 30, 2000 as compared to $1,733,000, or 10.6% of sales for the same period last year. While actual expenses for the current quarter were very similar to those from the same quarter last year, the decrease as a percentage of sales reflected the increased sales during that period. However, the nine months actual expenditures did increase due in part to fewer customer funded research projects in the first half of fiscal 2000.

General and administrative expenses were $299,000 or 4.6% of sales for the quarter as compared to $179,000 or 3.3% of sales for the same period in 1999. General and administrative expenses were $813,000 or 3.9% of sales for the nine months ended June 30, 2000 as compared to $630,000 or 3.8% of sales for the same period last year. Both the quarter and nine month increases in expenditures were due in part to the increased costs of employee benefit programs tied to the Company's earnings performance and costs associated with the Company's focus on improving operational efficiencies and supporting growth.

Net interest expense was $67,000 for the current quarter as compared to $109,000 for the same period in 1999. Net interest expense was $227,000 for the nine months ended June 30, 2000 as compared to $311,000 for the same period last year. This decrease was due to the impact of interest earned on short-term investments offset in part by higher average interest rates.

Other income of $189,000 for the nine-month period of fiscal 2000 related primarily from the gain on the sale of the Company's sheet metal equipment. The Company began outsourcing its sheet metal requirements in the first quarter of this year.

Liquidity and Sources of Capital

The Company's working capital was $4,765,000 at June 30, 2000 increasing from $4,348,000 at September 30, 1999. The Company's current ratio at June 30, 2000 was 1.78 as compared to 1.73 at September 30, 1999

Accounts receivable decreased to $3,978,000 as of June 30, 2000 from $5,244,000 as of September 30, 1999 due in part to an improvement in days sales outstanding. Inventories increased to $4,852,000 as of June 30, 2000 from $3,449,000 as of September 30, 1999, reflecting an increase in the Company's sales levels. The Company generated a slight reduction in net cash from operations for the nine months ended June 30, 2000 primarily from an increase in inventory and a decrease in accounts payable and other liabilities offset by net income and a reduction in accounts receivable.

The Company has a credit facility with a bank. The facility provides for total borrowings of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets, and other terms specified in the agreement. This new credit facility consists of a line of credit with interest charged at 2.25% above the prime rate and two available term loans with interest charged initially at 2.75% above the prime rate. Because of the Company's favorable financial performance over the first two quarters, the interest rate charged on the line of credit was reduced effective

May 2, 2000 from 2.25% to 1.75% above the prime rate and for the two term loans from 2.75% to 2.25% above the prime rate. The agreement contains certain restrictive covenants and outstanding borrowings are secured by substantially all of the Company's assets.

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

The Company does not believe it has any material market risk exposure.

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


                                          RESEARCH, INCORPORATED
                                          ----------------------
                                          (Registrant)




Date   8/10/2000                          /s/ Claude C. Johnson
     -----------------                 -----------------------------------------
                                          Claude C. Johnson
                                          President,
                                          Chief Executive Officer


Date   8/10/2000                          /s/ Brad C. Yopp
     -----------------                 -----------------------------------------
                                          Brad C. Yopp
                                          Treasurer