Form 10-K405
period 2000-09-30
RESEARCH INC /MN/
filed 2000-12-22
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


_X_ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000 or

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission file number                0-2387
                      ----------------------------------------------------------
                              RESEARCH INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of the Company as specified in its charter)

              Minnesota                               41-0908058
---------------------------------------  ---------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

P.O. Box 24064, Minneapolis, Minnesota                   55424
---------------------------------------  ---------------------------------------
(Address of principal executive office)               (Zip Code)

(The Company's telephone number, including area code)       (952) 941-3300
                                                     ---------------------------

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

               None
------------------------------------   -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock with a par value of $.50 per share         NASDAQ Symbol RESR
-----------------------------------------------  -------------------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the common shares held by nonaffiliates was approximately $4.5 million based upon the closing sale price of the Company's common stock as of December 19, 2000.

As of December 20, 2000; 1,322,663 common shares were outstanding.

Documents incorporated by reference:

1) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 6, 2001, are incorporated by reference into Part III.

                 Consists of 36 pages, exhibit index on page 14.

                             RESEARCH, INCORPORATED

                                     PART I

Item 1. Business

     (a)  General Development of the Business

          Research, Incorporated (the "Company") is engaged in the design, manufacturing and sale of complete product solutions based on its core competencies: precise heating and control. The Company's primary focus is on high growth markets including Graphic Arts (ink drying), printed circuit boards (solder reflow for surface mount technology (SMT)), ball-grid array (BGA), chip scale packaging (CSP) and Plastics. BGA and CSP are segments of the semi-conductor industry. Applications for the Company's products include, solder reflow for assembly of surface mount printed circuit boards and chip production, ink drying for on demand printing, forming of plastics, tube shrinking, materials testing and curing/finishing.

          In June of 1999, the Company announced that it had retained John G. Kinnard & Company to assist in exploring strategic business initiatives for accelerating growth and maximizing shareholder value. In February, 2000 the Company announced that it was no longer retaining John G. Kinnard & Company in this endeavor.

          On September 23, 1999 the Company closed on a sale and leaseback transaction for its Minneapolis property. Proceeds from the sale were used to reduce debt. The Company leases back the facility under a five year operating lease with a two year renewal option. The lease is cancelable by either party beginning in 2002 with 18 months prior written notice.

          In fiscal 1997, the Company refocused its efforts from a product-driven company to a market-driven company. The global market for the Company's products includes the United States, Canada, Europe, Asia, Australia and Latin America. Sales are made direct and through independent sales representatives and distributors. Company operations are located in Eden Prairie, Minnesota, a suburb of Minneapolis and Guadalajara, Mexico. The Company closed its manufacturing facility in Plymouth, England in the fourth quarter of fiscal 1999.

          On November 8, 1995 the Company established a Foreign Sales Corporation (FSC) to obtain export incentives related to Research Incorporated's international sales activities.

          The Company was organized as a Minnesota corporation in October 1966, and prior to that date, operated as the R-I Controls Division of a predecessor company which was formed in 1952. Its offices and manufacturing operations are located at 6425 Flying Cloud Drive, Eden Prairie, Minnesota 55344.

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

               REFLOW OVENS
               The electronics manufacturing market for reflow ovens is characterized by significant growth cycles with technology rapidly accelerating to stay ahead of obsolescence. SMT and BGA represent the most advanced processes for creating solder-connections to silicon chips. Automation provided by the Company's reflow ovens enable semiconductor manufacturers and assemblers around the world to remain competitive, low cost producers. The microcircuits that pass through the Company's reflow ovens become the electronic intelligence of computer workstations, laptops and palmtops, as well as cellular phones, pagers and other high demand wireless communications products.

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

               Research Incorporated, in close collaboration with leading SMT manufacturers' is developing the Tower(TM) reflow oven. The patented Tower reflow oven is one-third the length of conventional reflow ovens and can simultaneously handle different circuit board profiles. It is the only vertical oven with a board transport system situated outside the heating zones for maximum reliability.

               In preparing the Tower for use by world-class manufacturers of cell phones and other electronic equipment, the Company solved key technology and manufacturing challenges and has completed the process of doing intensive Beta testing and performance profiling. Based on results from the beta test, the Company is making final design changes and expects to have the first market ready Tower available for sale in early 2001.

               The Company markets its reflow ovens through independent sales representatives and distributors utilizing advertising, tradeshows, rapid customer response and excellent customer support to gain market share.

               INK DRYING PRODUCTS
               The Company's ink drying products focus on opportunities in the graphic arts market. The printing industry's quest for top speeds and enhanced productivity created the need for products that dry ink rapidly as it is applied. Product advantages include precise heat control that preserves the integrity of the printed piece, speeds of up to 1,000 feet per minute, smaller machine footprints, and lower power requirements. The Company estimates the size of the overall ink drying market worldwide to be approximately $800 million annually.

               The Company has concentrated its efforts primarily on the high-end, ink-jet printing market niche, through a strategic supplier relationship with Scitex Digital Printing, Inc., the world's leading supplier of ink-jet printing equipment used for high-volume, high-speed print applications such as lottery tickets, magazine sweepstakes, and direct mail. The Company signed a distributor agreement with Scitex Digital Printing, Inc., that provides Scitex with exclusive worldwide rights to market and sell Research, Incorporated drying systems, when integrated with Scitex ink-jet printing equipment. Research, Incorporated has created a full line of products including the Speed-Dri(R) and Web-Dri(R), along with the new Roll-Dri(TM), to work in tandem with Scitex printers. This broad product line gives users the ability to choose a dryer that gives them the appropriate combination of speed, size, power, and price to ensure the highest return on their investment.

               Smaller printers also need high speeds in order to compete. Research, Incorporated's Speed-Dri was designed to serve smaller printers in the short-run, on-demand print marketplace. Several manufacturers introduced new, moderately priced ink-jet printers to meet the requirements of smaller letter shops that serve the short-run direct mail niche. Since the printers are attractively priced, users can afford to offer their customers versatile ink-jet production as an alternative to pre-printed glued labels.

               In fiscal 1999, the Modular Print System (MPS) was developed in response to a request from Scitex for a modular paper transport and drying system to be used as the mechanical platform for their new variable image, ink-jet printer. Scitex markets the fully integrated system under the trade name VersaMark(TM) and targets the rapidly growing document processing and short-run publishing markets. The system competes favorably in performance and price with laser printing systems which hold the predominate share of the $1.1 billion digital print market.

               The MPS not only served to showcase the Company's drying talents, but also positioned the Company as a total systems integrator. The Company continues to expand the MPS's capabilities and modules to provide variable print users with even greater flexibility and options.

               In 1999, the Company expanded beyond ink-jet based print-technologies into areas such as toner based imaging for form manufacturers. The Company also established itself as a total system integrator with a new modular drying system that included components related to the entire print-production process.

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

               Research, Incorporated develops complete solutions using the Company's core heat-control technology to address growth opportunities. One such total solution product line incorporates heater, framework, controller, and cooler in a single package.

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

          (ii) Product Investment - The Company believes that the development of new products is a key driver in remaining a leader in the markets it serves. The Company strives toward having at least 50 percent of its sales from new products (those products introduced in the past three years). To achieve that goal the Company expects to continue expenditures for research and development in excess of 10 percent of sales, which is higher than the average for its industries.

         (iii) Sources and Availability of Raw Materials - Raw materials essential to the business of the Company are generally readily available from multiple sources.

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

         (vii) Customers - The Company had two customers that accounted for 32% and 19% of net sales in fiscal 2000, 34% and 13% of net sales in fiscal 1999 and 13% and 10% of net sales in fiscal 1998. During fiscal 2000, the Company had two customers that represented 28% and 22% of net accounts receivable.

        (viii) Backlog - The dollar amount of the Company's backlog of orders from operations believed to be firm at September 30, 2000, was $2.0 million; compared to $4.1 million at September 30, 1999. It is anticipated that all of the backlog at September 30 will be shipped within a three to six-month period. Backlog has no unusual significance to the business of the Company.

          (ix) Government Contracts - Government contracts, which may be subject to renegotiations of profits or termination, do not constitute a material portion of the Company's business.

          (x) Competition - The Company's business is highly competitive, particularly in the areas of price, service, technological leadership and product performance. Competition involves hundreds of companies--ranging from companies, which are much smaller than the Company to large companies in the electronics, printing and plastics industries.

          (xi) Research and Development - The Company incurred expenses of approximately $3.1 million, $2.5 million and $3.0 million in fiscal years 2000, 1999, and 1998, respectively, on Company-sponsored research activities related to the development of new products, new related products and to the improvement of existing products. No material funds were expended for customer-sponsored research activities.

         (xii) Environmental Regulations - Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

        (xiii) Employees - As of September 30, 2000, the Company had 133 employees. None of our employees is represented by a collective bargaining agreement and the Company believes that it has very satisfactory relations with the employees. In addition, as of September 30, 2000, the Company had contracted the services of approximately 14 temporary workers through employment agencies.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

          (1) Export sales involve sales to customers primarily in Asia, Latin America, Europe, Canada and Australia. See Note 8, "Foreign Sales" of the Notes to Consolidated Financial Statements.

          (2)  Not applicable.

          (3)  Not applicable.

Item 2. Properties

          The Company's plant and office, which are leased, are located on approximately 12 acres of property at 6425 Flying Cloud Drive, Eden Prairie, Minnesota. The facilities consist of 90,000 square feet of completely air-conditioned space deemed suitable for light manufacturing and office use. Management considers these facilities to be in good condition, well maintained and adequate for its current operations. The Company's lease agreement dated September 23, 1999 provided an increasing base rent starting at $430,000 per year in year one and ending at $550,000 per year in year seven. The initial term of the lease is five years with an additional two-year renewal option. Under the terms of the lease, either party may terminate the lease after the first 14 months, provided that the terminating party gives a notice of 18 months. In addition, the lease may be terminated at any time in the event that the lessor constructs or provides a new facility for the Company and the parties subsequently enter into a new lease for such facility.


Item 3. Legal Proceedings

          The Company is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

Item 4A. Executive Officers

          None of the executive officers of the Company has any family relationship with any other officer, and all officers serve at the pleasure of the Board of Directors. The following table sets forth other information regarding the Company's executive officers:

          NAME             AGE    POSITION                       OFFICER SINCE
          ----             ----   --------                       -------------

          C.C. Johnson     56     President, CEO and Director        1984

          B.E. Bailey      52     Vice President                     1992

          N.R. Cox         45     Vice President                     1998

          R.L. Grose       50     Vice President                     1997

          K.M. O'Rourke    43     Vice President                     1993

          B.C. Yopp        46     Treasurer                          2000

          There are no arrangements or understandings between any of the officers and any other person pursuant to which any of them was selected as an officer.

          Messrs. Johnson, Bailey, Cox, Grose and Ms. O'Rourke have each been employed by the Company for more than five years. Mr. Grose became Vice President in 2000; was Treasurer since 1997 and previously was Controller. In 1998 Mr. Cox became Vice President; previously Mr. Cox was General Manager since 1996 and prior to that Engineering Manager. Mr. Yopp became Treasurer in 2000. Prior to joining the Company, Mr. Yopp served as Chief Financial Officer for Ultra Pac Inc. since September 1991.

                                     PART II


Item 5. Market for The Company's Common Stock and Related Stockholder Matters

     (a) & (c) Market Information and Dividends

          The Company's Board of Directors has not declared any dividends since the dividend paid March 31, 1998. The Company's Loan and Security Agreement prohibits the payment of dividends.

          The price range per share of common stock is as follows:

          Beginning on October 20, 1998, the Company's common stock began trading on the Nasdaq SmallCap Market symbol (RESR), rather than on the Nasdaq National Market tier of the Nasdaq Stock Market.

                                                 Bid Price Range
                                                 ---------------
                                          2000                   1999
                                          ----                   ----
         During Quarter Ended       High        Low        High        Low
         --------------------------------------------------------------------

         December 31               $6.500      $4.000     $4.375      $2.000
         March 31                   8.875       4.625      4.000       2.750
         June 30                    8.250       5.625      7.813       2.625
         September 30               7.500       5.063      8.438       5.000
         --------------------------------------------------------------------

     (b)  Holders

          The number of holders of record of the Company's common stock as of December 15, 2000, was 506. The Company estimates that an additional 450 shareholders own stock held for their accounts at brokerage firms and financial institutions.

Item 6. Selected Financial Data

CONSOLIDATED FINANCIAL SUMMARY

(In thousands, except per share data)
For the Years ended September 30            2000            1999            1998            1997            1996
-------------------------------------    ----------      ----------      ----------      ----------      ----------
Consolidated Operations:
  Net sales                              $   28,804      $   24,410      $   16,731      $   22,843      $   19,661
  Gross profit                               10,761           9,412           5,986          10,085           7,955
    Percent of sales                           37.4%           38.6%           35.8%           44.1%           40.5%
Income (loss) from operations (1)(2)          1,691             541          (4,986)            551              89
Other income (3)                                187              --              --           1,147             344
Interest income (expense), net                 (296)           (431)           (345)             (3)             25
Income (loss) before income taxes             1,582             110          (5,331)          1,695             458
  Percent of sales                              5.5%             .5%          (31.9)%           7.4%            2.3%
Income tax provision (benefit)                  478            (270)         (1,813)            578             168
Net income (loss)                        $    1,104      $      380      $   (3,518)     $    1,117      $      290
  Percent of sales                              3.8%            1.6%          (21.0)%           4.9%            1.5%
-------------------------------------    ----------      ----------      ----------      ----------      ----------
 Earnings (Loss) per Share:
    Basic                                $      .84      $      .30      $    (2.82)     $      .80      $      .20
    Diluted                                     .81             .29           (2.82)            .79             .19
-------------------------------------    ----------      ----------      ----------      ----------      ----------
Cash Dividends Paid per Share            $       --      $       --      $     .116      $     .384      $     .205
-------------------------------------    ----------      ----------      ----------      ----------      ----------
Return on Beginning
 Stockholders' Equity                          30.4%           11.8%            N/A            15.3%            4.0%
-------------------------------------    ----------      ----------      ----------      ----------      ----------
Weighted Average Number of
  Shares Outstanding:
    Basic                                     1,308           1,277           1,247           1,391           1,444
    Diluted                                   1,359           1,294           1,247           1,418           1,492
-------------------------------------    ----------      ----------      ----------      ----------      ----------

As of September 30                          2000            1999            1998            1997            1996
-------------------------------------    ----------      ----------      ----------      ----------      ----------
Consolidated Financial Condition:
  Net working capital                    $    5,027      $    4,348      $       41      $    3,934      $    5,091
  Current ratio                            1.7 to 1        1.7 to 1        1.0 to 1        1.6 to 1        2.7 to 1
Property and Equipment, Net              $      860      $      821      $    2,392      $    2,521      $    2,100
-------------------------------------    ----------      ----------      ----------      ----------      ----------
Total Assets                                 13,293          11,870          11,373          12,849          10,338
Total Stockholders' Equity                    4,875           3,635           3,218           6,516           7,275
-------------------------------------    ----------      ----------      ----------      ----------      ----------

(1) For fiscal 1999 income from operations includes a $354 restructuring charge and inventory write-down of $171.
(2) For fiscal 1998 loss from operations includes a $1,676 restructuring charge and inventory write-down of $697.
(3) Other income consists of $187 gain on sale of equipment in fiscal 2000, $1,147 gain on sale of land in fiscal 1997, and $344 gain on sale of product line in fiscal 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company designs and manufacturers complete product solutions based on its core competency: the precise control and application of heat. The Company conducts business worldwide. Its products target high-potential industries such as graphic arts (ink drying and system integration), semiconductor and printed circuit boards, and plastic extrusion. In each area, the Company identified key customers and strategic partners with whom it would work most closely to meet their respective needs. The Company also identified key geographic markets, where it would make additional investments to capitalize on growth potential. The Company believes the SMT, plastics/extrusions and graphic arts markets have the greatest potential for growth. In the SMT market, the Company dedicated additional resources to key customers that have ongoing needs for high-quality products and excellent customer service. The Company continued to focus on niche markets particularly those requiring high-speed variable imaging for its drying products and focused on extrusion and related processes used to manufacture silicone tubing and plastic beverage bottles for its thermal solutions products.

Strategic partnerships, technological leadership and high levels of customer service are the key components of the Company's market-driven strategy. While the breadth of the Company's product lines will probably decrease as efforts are focused on selected markets, the Company will invest in new product development at levels that will support its goal of achieving 50% of sales from products developed in the last three years.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated.

CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------
For the Years Ended September 30        2000         1999         1998
------------------------------------------------------------------------

Net Sales                              100.0%       100.0%       100.0%
Cost of Sales                           62.6         61.4         64.2
------------------------------------------------------------------------

  Gross profit                          37.4         38.6         35.8
------------------------------------------------------------------------
Expenses:
  Selling                               17.3         21.1         32.8
  Research and development              10.6         10.1         17.7
  General and administrative             3.6          3.7          5.0
  Restructuring                           --          1.4         10.1
------------------------------------------------------------------------
Income (Loss) From Operations            5.9          2.3        (29.8)
Interest Expense                        (1.0)        (1.8)        (2.1)
Other Income                             0.6           --           --
------------------------------------------------------------------------
Income (Loss) Before Income Taxes        5.5          0.5        (31.9)
Income Tax Provision (Benefit)           1.7         (1.1)       (10.9)
------------------------------------------------------------------------
Net Income (Loss)                        3.8%         1.6%       (21.0)%
========================================================================


CONSOLIDATED OPERATIONS

2000-1999 COMPARISON
Sales for fiscal 2000 increased 18% to $28,804,000 from $24,410,000 in fiscal 1999. The increase in sales was due in large part to very strong sales of the Company's reflow ovens for the printed circuit board assembly and semiconductor chip manufacturers. Total sales sold into this market increased by 32% as compared to last year. This growth reflects the strong market for both the telecommunication and computer industries. In addition, sales of the

Company's line of drying products for the digital print market increased by 9% as compared to last year. New product sales for the drying products group accounted for approximately 60% of its sales, while overall total company new product sales was 36% of total sales in fiscal 2000 compared to 55% in fiscal 1999.

Gross profit margins declined slightly to 37.4% for fiscal 2000 from 38.6% in fiscal 1999. This decline was due in part to a change in product mix reflecting a greater level of reflow oven sales some of which are sold on a direct sales basis discounted to reflect no commission and the impact of costs associated with the discontinuance of the sheet metal operations in the first quarter of the year.

Selling expenses declined both in real dollars and as a percent of sales. Selling expenses were $4,976,000 or 17.3% of sales for fiscal 2000 compared to $5,144,000 or 21.1% of sales for fiscal 1999. The improvement in costs as a percent of sales is due in large part to the increase in sales while actual costs declined. The decline in actual expenditures is primarily due to lower commission costs due to an increase in sales direct to customers with no commission involved.

Expenditures for research and development were $3,057,000 or 10.6% of sales for fiscal 2000 as compared to $2,481,000 or 10.1% for fiscal 1999. The Company's goal is to generate at least 50% of its sales from products developed in the last three years and to continue investing at least 10% or more of sales dollars on research and development.

General and administrative expenses were $1,037,000 or 3.6% of sales in fiscal 2000 compared to $893,000 or 3.7% of sales in fiscal 1999. The increase was due in part to employee benefit costs such as profit sharing and incentive compensation tied to the Company's operating performance.

Net interest expense was $296,000 or 1.0% of sales for fiscal 2000 as compared to $431,000 or 1.8% of sales for fiscal 1999. The decrease in dollars was due to the impact of interest earned on short-term investments offset in part by higher interest rates.

Other income of $187,000 related primarily to the gain recognized on the sale of the Company's sheet metal equipment in the first half of this year.

The effective tax rate for fiscal 2000 and 1999 was 30% and (245%) respectively. The primary cause for the significant change in the effective tax rate was due to the tax benefit realized in 1999 from the closing of the Company's United Kingdom facility.


1999-1998 COMPARISON
Sales for fiscal 1999 increased 46% to $24,410,000 from $16,731,000 in fiscal 1998. This overall increase is attributable to the success of new product introductions and a general improvement in the electronics industry in Asia. Sales to the electronics industry in the surface mount technology (SMT) market increased 63% from the prior year. Sales in the graphic arts market increased 89%. A significant factor in the results for the year was the extraordinary success of the Modular Printing System (MPS) developed in cooperation with our strategic partner Scitex Digital Printing, Inc., enabling their ink-jet printers to compete successfully against laser printers in the digital print market. Another significant factor was the resurgence of our SMT sales to electronic manufacturing services companies. Sales of new products introduced in the past three years accounted for 55 percent of total sales in fiscal 1999, up from 38 percent the year prior.

Gross margins improved to 38.6% in fiscal 1999 from 35.8% in fiscal 1998 despite new product introduction costs, a $171,000 inventory write-off in the United Kingdom and a higher percentage of purchased product. The Company continues to outsource non-critical functions which should continue to improve gross margins.

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

Selling expenses decreased both in absolute dollars and as a percentage of sales. Selling expenses were $5,144,000 or 21.1% of sales in fiscal 1999 compared to $5,491,000 or 32.8% in fiscal 1998. This improvement is due to the higher level of sales and leveraging expenses by focusing on major accounts.

Expenditures for research and development were $2,481,000 or 10.1% of sales in fiscal 1999 compared to $2,968,000 or 17.7% in fiscal 1998. Expenditures were lower in fiscal 1999 due to significantly higher level of sales. The Company's goal is to generate 50% of sales from products developed in the last three years.

General and administrative expenses were $893,000 or 3.7% of sales in fiscal 1999 compared to $838,000 or 5.0% in fiscal 1998. This improvement is due to higher sales volume, the Company's focus on leveraging expenses and cost containment measures in the first half of the year.

Interest expense was $431,000 or 1.8% of sales in fiscal 1999 compared to $345,000 or 2.1% of sales in fiscal 1998. The increase was due to a higher average borrowing position and a higher rate of interest than was on the Company's line of credit for the prior year.

The Company recorded a $354,000 restructuring charge in the fourth quarter of fiscal 1999 due to the closing of its manufacturing operation in Plymouth, England. The restructuring charge included estimated costs for severance, lease commitments and professional services to effect the closure. The impact of this charge was partially offset by a significant tax benefit related to the write-off of its investment. The full amount of these costs have been paid in fiscal 2000.

The effective tax rate for fiscal 1999 and 1998 was (245%) and 34%, respectively. The primary cause for the change in the effective tax rate was due to the tax benefit realized from closing the Company's United Kingdom facility.


LIQUIDITY AND CAPITAL RESOURCES AND OTHER MATTERS

The Company's operations are funded from cash and cash equivalents, cash flow from operations and borrowings available under a line of credit. At September 30, 2000, the principal source of liquidity was cash and cash equivalents of $2,765,000 and $805,000 which could be borrowed in addition to the $2,660,000 already borrowed under the $8,000,000 line of credit. The amount we can borrow under this line of credit is limited to the levels of eligible accounts receivable and inventory.

Operating activities provided cash of $701,000 in fiscal 2000, used $425,000 in cash in fiscal 1999 and used $2,700,000 cash in fiscal 1998. The increase in fiscal 2000 from fiscal 1999 was primarily due to a strong earnings performance and a decrease in accounts receivable and deferred taxes offset in part by a decrease in accounts payable and deferred revenues and an increase in inventories. The Company's working capital was $5,027,000 at September 30, 2000 compared to $4,348,000 at September 30, 1999.

Investing activities used cash of $189,000 in fiscal 2000, provided $3,671,000 of cash in fiscal 1999 and used $485,000 of cash in fiscal 1998. The significant change from fiscal 1999 to fiscal 2000 is due to the sale of property in fiscal 1999, which provided cash of $3,650,000.

Financing activities provided cash of $1,914,000 in fiscal 2000, used $2,974,000 of cash in fiscal 1999 and provided $2,036,000 of cash in fiscal 1998. The significant change from fiscal 1999 to fiscal 2000 is a result of the proceeds from the sale of the property in fiscal 1999, as discussed earlier, which were used to pay down debt.

In January 1999, the Company signed a new three-year loan and security agreement with a bank. The agreement provides for total borrowing of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. The agreement consists of a line of credit with interest charged at 2.25% above the prime rate and two available term loans with interest charged at 2.75% above the prime rate. Because of the Company's favorable performance over the first two quarters of fiscal year 2000, the interest rate charged on the line of credit was reduced effective May 2, 2000 to 1.75% over prime rate and to 2.25% over prime rate on the two term loans.

The agreement contains certain restrictive covenants and any outstanding borrowing are secured by substantially all of the Company's assets. Effective September 30, 2000, the Company was in compliance with all such covenants.


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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The Company engages neither in speculative nor derivative trading activities. As of September 30, 2000, the Company had $2.8 million of debt outstanding with a variable interest rate (see Note 4 to the financial statements). A fluctuation in the underlying interest rate on this debt at its current balance would not have a material effect on the Company's financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements, together with the report of the Company's independent public accountants, Arthur Andersen LLP, are included in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III


Items 10., Pursuant to General Instruction G (3), the information required by 11., 12., Item 10 - Directors and Executive Officers of the Company,
and 13.    Item 11 - Executive Compensation,
           Item 12 - Security Ownership of Certain Beneficial Owners and Management, and
           Item 13 - Certain Relationships and Related Transactions, except that portion of Item 10 relating to executive officers of the Company, which is set forth in Item 4A of this report, is hereby incorporated by reference from the Company's definitive Proxy Statement, to be filed with the Commission with respect to the Annual Meeting of Shareholders to be held on February 6, 2001.

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

          (i)       Report of Independent Public Accountants            F-1

          (ii)      Consolidated Balance Sheets as of September 30,
                    2000 and 1999                                       F-2

          (iii)     Consolidated Statements of Operations and
                    Consolidated Statements of Stockholders' Equity
                    for the years ended September 30, 2000, 1999,
                    and 1998                                          F-3, F-4

          (iv)      Consolidated Statements of Cash Flows for the
                    years ended September 30, 2000, 1999, and 1998       F-5

          (v)       Notes to Consolidated Financial Statements       F-6 to F-14

      (2) Financial Statement Schedule

          The following financial statement schedule is filed with this report:

          (i)  Schedule II - Valuation and qualifying accounts S-1

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

      (3) Exhibits

          (3.1) Articles of Incorporation - Incorporated by reference to Exhibit (3.1) of the Company's Form 10-K for the period ended September 30,1994

          (3.2) Bylaws - Incorporated by reference to Exhibit (3.2) of the Company's Form 10-K for the period ended September 30,1994

          (4.1) Loan and Security Agreement between Coast Business Credit, a division of Southern Pacific Bank and the Company dated December 17, 1998 Incorporated by reference to Exhibit (4.4) of the Company's Form 10-K for the period ended September 30, 1998

          (4.2) Amendment to Loan and Security Agreement (supplemental loan) between Coast Business Credit, a division of Southern Pacific and the Company dated July 15, 1999 Incorporated by reference to Exhibit (4.1) of the Company's Form 10-Q for the period ended June 30, 1999

          (4.3) Secured Promissory Note between Coast Business Credit, a division of Southern Pacific Bank and the Company dated July 15, 1999 Incorporated by reference to Exhibit (4.2) of the Company's Form 10-Q for the period ended June 30, 1999

          (4.4) Amendment to Loan and Security Agreement (supplemental loan due date) between Coast Business Credit, a division of Southern Pacific Bank and the Company dated September 30, 1999 Incorporated by reference to Exhibit (4.7) of the Company's Form 10-K for the period ended September 30, 1999

          (4.5) Amendment to Loan and Security Agreement (U.K. closure) between Coast Business Credit, a division of Southern Pacific Bank and the Company dated October 30, 1999 Incorporated by reference to Exhibit (4.8) of the Company's Form 10-K for the period ended September 30, 1999

          (10.1) 1991 Stock Plan - Incorporated by reference to Exhibit 4(a) registration statement on Form S-8, file No. 33-75256 (filed February 14, 1994)

          (10.2) Employee Stock Purchase Plan Incorporated by reference to Exhibit 4.1 of registration statement on Form S-8, file 333-39567 (filed November 5, 1997)

          (10.3) Form of Employment (change of control) Agreement dated May 21, 1999 Incorporated by reference to Exhibit (10.1) of the Company's Form 10-Q for the period ended June 30, 1999

          (10.4) Research, Incorporated Severance Plan dated May 21, 1999 Incorporated by reference to Exhibit (10.2) of the Company's Form 10-Q for the period ended June 30, 1999

          (10.5)  Distributor/Reseller Purchase Agreement (Scitex
                  Digital Printing, Incorporated) dated October 6, 1998 Incorporated by reference to Exhibit (10.3) of the Company's Form 10-Q for the period ended June 30, 1999

          (10.6) Purchase Agreement between the Company and Continental Property Group, Inc. dated June 25, 1999 Incorporated by reference to Exhibit (10.4) of the Company's Form 10-Q for the period ended June 30, 1999

          (10.7) Form of Amendment No. 1 to Employment (change of control) Agreement for employees of the Registrant dated November 4, 1999 Incorporated by reference to Exhibit (10.7) of the Company's Form 10-K for the period ended September 30, 1999

          (21.1)  Subsidiaries of the Company

          (23.1)  Consent of Arthur Andersen LLP

          (27.0)  Financial Data Schedule

   (b)    Reports on Form 8-K:

          None

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


                                       RESEARCH, INCORPORATED



                                       By /s/ Claude C. Johnson
                                       ------------------------------------
                                       Claude C. Johnson, President and CEO


                                       By /s/  Brad C. Yopp
                                       ------------------------------------
                                       Brad C. Yopp, Treasurer




Date: December 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                       Title                          Date

/s/ Claude C. Johnson.          President, CEO and Director    December 22, 2000
---------------------------
Claude C. Johnson *

/s/ Brad C. Yopp.                Treasurer                     December 22, 2000
---------------------------
Brad C. Yopp **

/s/ John G. Colwell, Jr.         Director                      December 22, 2000
---------------------------
John G. Colwell, Jr.

/s/ Edward L. Lundstrom          Director                      December 22, 2000
---------------------------
Edward L. Lundstrom

/s/ Gerald E. Magnuson           Director                      December 22, 2000
---------------------------
Gerald E. Magnuson

/s/ Charles G. Schiefelbein      Director                      December 22, 2000
---------------------------
Charles G. Schiefelbein


 * Principal executive officer
** Principal financial officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Research, Incorporated:

We have audited the accompanying consolidated balance sheets of Research, Incorporated (a Minnesota corporation) and Subsidiary as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements and supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Research, Incorporated and Subsidiary as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

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



                                       ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
October 27, 2000

CONSOLIDATED BALANCE SHEETS

                                                                         As of September 30
                                                                   ------------------------------
ASSETS                                                                 2000              1999
--------------------------------------------------------------     ------------      ------------
CURRENT ASSETS:
 Cash and cash equivalents                                         $  2,764,637      $    350,487
 Accounts receivable, net of reserves of $100,000                     4,359,760         5,244,383
 Inventories                                                          3,830,010         3,448,701
 Deferred income tax benefit                                            428,637           789,249
 Prepayments                                                            368,563           482,812
--------------------------------------------------------------     ------------      ------------

     Total current assets                                            11,751,607        10,315,632
--------------------------------------------------------------     ------------      ------------

PROPERTY AND EQUIPMENT
 Machinery and equipment                                              3,406,959         3,836,960
 Less accumulated depreciation                                       (2,547,036)       (3,015,989)
--------------------------------------------------------------     ------------      ------------

     Net property and equipment                                         859,923           820,971
--------------------------------------------------------------     ------------      ------------

DEFERRED INCOME TAX BENEFIT                                             681,288           733,000
--------------------------------------------------------------     ------------      ------------

     Total assets                                                  $ 13,292,818      $ 11,869,603
==============================================================     ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes payable and current maturities of long-term debt            $  2,806,201      $    681,988
 Accounts payable                                                     1,786,138         2,340,345
 Deferred revenues                                                      331,176           989,490
 Deferred gain, current portion                                         334,733           315,089
 Accrued liabilities:
  Salaries and benefits                                                 675,518           607,253
  Warranty reserve                                                      300,000           300,000
  Restructuring reserve                                                      --           298,065
  Other                                                                 490,978           434,945
--------------------------------------------------------------     ------------      ------------

     Total current liabilities                                        6,724,744         5,967,175
--------------------------------------------------------------     ------------      ------------

 Long-term debt                                                          19,411           376,660
 Deferred gain                                                        1,673,669         1,890,534

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,322,663 and 1,290,144  shares issued and outstanding             661,332           645,072
 Additional paid-in capital                                             794,962           646,858
 Accumulated other comprehensive income                                  50,871            61,963
 Retained earnings                                                    3,367,829         2,281,341
--------------------------------------------------------------     ------------      ------------

     Total stockholders' equity                                       4,874,994         3,635,234
--------------------------------------------------------------     ------------      ------------

     Total liabilities and stockholders' equity                    $ 13,292,818      $ 11,869,603
==============================================================     ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
BALANCE SHEETS.

CONSOLIDATED STATEMENTS OF OPERATIONS


For the Years Ended September 30                          2000              1999              1998
-------------------------------------------------     ------------      ------------      ------------
Net Sales                                             $ 28,803,622      $ 24,409,992      $ 16,730,935
Cost of Sales                                           18,042,376        14,998,159        10,745,255
-------------------------------------------------     ------------      ------------      ------------

  Gross profit                                          10,761,246         9,411,833         5,985,680
-------------------------------------------------     ------------      ------------      ------------

Expenses:
  Selling                                                4,976,482         5,143,689         5,490,800
  Research and development                               3,057,268         2,480,721         2,967,803
  General and administrative                             1,036,512           892,573           837,670
  Restructuring                                                 --           354,000         1,676,000
-------------------------------------------------     ------------      ------------      ------------

     Total expenses                                      9,070,262         8,870,983        10,972,273
-------------------------------------------------     ------------      ------------      ------------

Income (Loss) From Operations                            1,690,984           540,850        (4,986,593)
Interest Expense                                          (295,626)         (430,832)         (344,871)
Other Income                                               187,203                --                --
-------------------------------------------------     ------------      ------------      ------------

Income (Loss) Before Income Taxes                        1,582,561           110,018        (5,331,464)
Income Tax Provision (Benefit)                             478,324          (270,000)       (1,813,000)
-------------------------------------------------     ------------      ------------      ------------

Net Income (Loss)                                     $  1,104,237      $    380,018      $ (3,518,464)
-------------------------------------------------     ------------      ------------      ------------

Net Income (Loss) Per Common Share:
     Basic                                            $       0.84      $       0.30      $      (2.82)
     Diluted                                                  0.81              0.29             (2.82)

Weighted Average Common Shares Outstanding:
     Basic                                               1,307,783         1,276,722         1,246,530
     Diluted                                             1,358,837         1,294,038         1,246,530

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common Stock              Additional                      Other
                                                -----------                Paid-In       Retained     Comprehensive     Accumulated
                                           Shares          Amount          Capital       Earnings      Income (Loss)       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997              1,211,468     $   605,734     $   307,111     $ 5,563,874     $    39,752     $ 6,516,471
    Stock options exercised                 32,030          16,014         210,385              --              --         226,399
    Employee stock purchase plan            22,839          11,420          74,410              --              --          85,830
    Dividends                                   --              --              --        (144,087)             --        (144,087)
    Net loss                                    --              --              --      (3,518,464)             --
    Other comprehensive income-
       Foreign currency translation             --              --              --              --          52,345
    Total comprehensive loss                                                                                            (3,466,119)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998              1,266,337         633,168         591,906       1,901,323          92,097       3,218,494
    Employee stock purchase plan            23,807          11,904          54,952              --              --          66,856
    Net income                                  --              --              --         380,018              --
    Other comprehensive income-
       Foreign currency translation             --              --              --              --         (30,134)
    Total comprehensive income                                                                                             349,884
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999              1,290,144     $   645,072     $   646,858     $ 2,281,341     $    61,963     $ 3,635,234
===================================================================================================================================
    Stock options exercised                 32,562          16,281         139,423                                         155,704
    Stock purchased and retired             (9,866)         (4,933)        (36,504)        (17,749)                        (59,186)
    Employee stock purchase plan             9,823           4,912          45,185              --              --          50,097
    Net income                                  --              --              --       1,104,237              --
    Other comprehensive income-
       Foreign currency translation             --              --              --              --         (11,092)
    Total comprehensive income                                                                                           1,093,145
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000              1,322,663     $   661,332     $   794,962     $ 3,367,829     $    50,871     $ 4,874,994
===================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended September 30                               2000             1999             1998
-------------------------------------------------------    ------------     ------------     ------------
Operating Activities:
  Net income (loss)                                        $  1,104,237     $    380,018     $ (3,518,464)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation and amortization                             315,051          461,202          675,709
      Gain on disposal of assets                               (165,081)              --               --
      Deferred income taxes                                     412,324         (199,249)        (918,000)
      Changes in operating elements:
        Accounts receivable, net                                884,623       (2,346,880)       1,081,796
        Inventories                                            (381,309)         494,456          542,673
        Prepayments                                             114,249         (267,028)         (24,319)
        Accounts payable and accrued liabilities               (429,909)         498,093         (398,043)
        Deferred revenues                                      (855,535)         366,294          623,196
        Restructuring reserves                                 (298,065)        (304,658)         602,723
        Income taxes payable (receivable)                            --          493,241       (1,366,980)
-------------------------------------------------------    ------------     ------------     ------------

    Net cash provided by (used in) operating activities         700,585         (424,511)      (2,699,709)
-------------------------------------------------------    ------------     ------------     ------------

Investing Activities:
  Property and equipment purchases                             (400,417)          20,981         (489,303)
  Proceeds from sale of assets                                  211,495               --            4,343
  Proceeds from sale of property                                     --        3,650,000               --
-------------------------------------------------------    ------------     ------------     ------------

    Net cash provided by (used in) investing activities        (188,922)       3,670,981         (484,960)
-------------------------------------------------------    ------------     ------------     ------------

Financing Activities:
  Proceeds from (payment on) line of credit, net              2,124,213       (3,564,016)       1,868,002
  Proceeds from long-term debt                                       --        2,515,000               --
  Payments on long-term debt                                   (357,249)      (1,992,336)              --
  Issuance of common stock                                      146,615           66,856          312,229
  Cash dividends paid                                                --               --         (144,087)
-------------------------------------------------------    ------------     ------------     ------------

    Net cash provided by (used in) financing activities       1,913,579       (2,974,496)       2,036,144
-------------------------------------------------------    ------------     ------------     ------------

Effects of exchange rates on cash                               (11,092)         (30,134)          52,345
-------------------------------------------------------    ------------     ------------     ------------

  Net increase (decrease) in cash and cash equivalents        2,414,150          241,840       (1,096,180)
  Cash and Cash Equivalents Beginning of year                   350,487          108,647        1,204,827
-------------------------------------------------------    ------------     ------------     ------------

  Cash and Cash Equivalents End of year                    $  2,764,637     $    350,487     $    108,647
=======================================================    ============     ============     ============

Supplemental Cash Flow Information:
 Cash paid for:
  Interest                                                 $    360,709     $    394,788     $    287,598
  Income taxes                                                   81,000           18,000           31,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS - The Company designs and manufacturers complete product solutions based on its core competency: the precise control and application of heat. The Company conducts business worldwide. Its products target high-potential industries such as graphic arts (ink drying and system integration), semiconductor and printed circuit boards, and plastic extrusion.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Research, Incorporated and its wholly owned subsidiaries, Research International Incorporated, Research Incorporation Limited and Research International Latin America, S. de R. L. de C. V. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the Company's subsidiary are translated into U.S. dollars using current exchange rates at the end of the period. Results of operations are translated at the average exchange rates prevailing during the period. Translation gains or losses are accumulated as a separate component of stockholders' equity.

CASH & CASH EQUIVALENTS - Cash equivalents represent money market investments with original maturities of three months or less and are stated at cost, which approximates fair value.

ACCOUNTS RECEIVABLE - Accounts receivable consisted of the following at September 30:

                                                 2000               1999
-------------------------------------------------------------------------
Trade receivables, net                     $4,359,760         $5,152,463
Revenues in excess of billing
   on percentage-of-completion
   contracts                                       --             91,920
-------------------------------------------------------------------------
Total                                      $4,359,760         $5,244,383
=========================================================================

INVENTORIES - Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consisted of the following at September 30:

                                                 2000               1999
-------------------------------------------------------------------------
Manufactured subassemblies
   and purchased parts                     $3,229,502         $2,457,783
Work in process                               600,508            990,918
-------------------------------------------------------------------------
Total                                      $3,830,010         $3,448,701
=========================================================================

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

-------------------------------------------------------------------------
Machinery and equipment                                    3 to 10 Years
=========================================================================

Accelerated depreciation methods are used for tax reporting purposes.

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts and any residual values are charged or credited to income.

REVENUE RECOGNITION - Sales and related cost of sales are recorded at the time of shipment, except for system contracts, which are recognized on a percentage-of-completion basis. Revenue on contracts requiring longer delivery periods (long-term contracts) and other customized orders that permit progress billings is recognized using the percentage-of-completion method based on the cost incurred to date relative to estimated total cost of the contract (cost-to-cost method). The cumulative effects of revisions of estimated total contract costs and impact on revenues are recorded in the period in which the facts become known. When a loss is anticipated on a contract, the amount of the loss is provided currently.

WARRANTY OBLIGATIONS - The Surface Mount Technology (SMT) products are under warranty against defects in material and workmanship for a two-year period with an extended warranty on three components. The Company's other products are generally under warranty for a one-year period. Estimated warranty costs are accrued in the same period as products are shipped. An analysis of reserves for product warranties is performed on a quarterly basis by reviewing the status of new product introductions, trends of warranty expense by product, and internal management information to identify known or potential defects and the estimated warranty exposure.

INCOME TAXES - The Company accounts for income taxes following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

USE OF ESTIMATES - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

COMPREHENSIVE INCOME - The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income in the consolidated statements or stockholders' investment.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company's non-subordinated long-term debt approximates fair value because of the variablity of the interest cost associated with these instruments.

NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", becomes effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective October 1, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company believes the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 issued in December 1999, provides further guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is required for fiscal years beginning after December 15, 1999. The Company plans to adopt SAB No. 101 effective October 1, 2000. The Company believes the adoption of SAB No. 101 will not have a material impact on its results of operations.

2. SALE AND LEASEBACK OF PROPERTY:

SALE AND LEASEBACK OF PROPERTY - On September 23, 1999, the Company closed on a sale and leaseback transaction for its Minneapolis property. The sale price for the Company's manufacturing and office facility and surrounding 11 acres of land was $3,650,000. The pretax gain of $2,200,000 will be recognized over the seven-year term of the operating lease. Accordingly, no gain was recognized for fiscal 1999. The transaction also allowed the Company to utilize $600,000 of its deferred tax assets. Proceeds from the sale were used to reduce debt. The Company recognized $315,000 of the gain during fiscal 2000 as an offset to its rent expense.

The Company has leased back the facility under an operating lease. The initial term of the lease is five years with an additional two-year renewal option. The lease is cancelable by either party beginning on April 24, 2002 with an 18 month prior written notice. The Company is required to pay taxes, insurance and maintenance costs.


3. RESTRUCTURING:

In September 1999, the Company closed its United Kingdom (UK) manufacturing facility. In connection with this closing, the Company recorded a restructuring charge of $354,000 to cover asset write-downs and severance costs. The full amount of these costs have been paid in fiscal 2000. In addition, the Company wrote off $171,000 of inventory from the UK facility. The inventory write-down was included as a cost of goods sold.

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


4. NOTES PAYABLE AND LONG-TERM DEBT:

Notes payable and long-term debt consisted of the following as of September 30:

                                                        2000              1999
--------------------------------------------------------------------------------
Bank Line of Credit,                                $2,660,197       $  535,984
  interest at prime plus 1.75%, 11.25%
      at September 30, 2000
  interest at prime plus 2.25%, 10.5%
      at September 30, 1999

Bank Term Loans,                                       165,415          522,664
  interest at prime plus 2.25%, 11.75%
     at September 30, 2000
  interest at prime plus 2.75%, 11.0%
     at September 30, 1999

--------------------------------------------------------------------------------
     Total                                           2,825,612        1,058,648
Less - short-term notes and
  current maturities of long-term debt               2,806,201          681,988
================================================================================
     Long-term debt                                 $   19,411       $  376,660

================================================================================

Future maturities of notes payable and long-term debt as of September 30, 2000 are as follows:

          2001           $2,806,201
          2002               19,411
         ---------------------------
          Total          $2,825,612
         ===========================

CREDIT FACILITY - In January 1999, the Company entered into a new three-year loan and security agreement with a bank. The agreement provides for total borrowings of up to $8 million, subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This credit facility consists of a line of credit with interest charged at 2.25% above prime and two term loans with interest charged at 2.75% above prime. Based on the Company's financial performance during the first half of fiscal year 2000, the interest charged on both the line of credit and term loans was decreased by .50% to 1.75% and 2.25% over the prime rate respectively. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. Effective September 30, 2000, the Company was in compliance with all such the covenants.

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


For the years ended, September 30, (In thousands, except per share amounts)        2000         1999         1998
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                              $  1,104      $   380      $ (3,518)
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - Basic                                1,308        1,277         1,247
Effect of dilutive securities - stock options                                        51           17            --
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - Diluted                              1,359        1,294         1,247
Net income (loss) per share - Basic                                            $   0.84      $  0.30      $  (2.82)
-------------------------------------------------------------------------------------------------------------------
Net income (loss) per share - Diluted                                          $   0.81      $  0.29      $  (2.82)
===================================================================================================================

STOCK SPLIT - On November 5, 1997, the Company's Board of Directors approved a five-for-four stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and related notes. All share and per share data have been restated to reflect the stock split.

STOCK-BASED COMPENSATION - The Company has a stock option plan (the Plan). A total of 210,000 shares of common stock have been reserved for issuance to directors, officers, and key employees. Stock options have been granted at their fair market value as determined by the Board of Directors at the date of grant. The options are exercisable at a rate of 25% per year on a cumulative basis, beginning one year after the date of grant. There were 19,972 options available for future grants to purchase shares of the Company's common stock September 30, 2000.

Information regarding stock options is shown below for the years ended September 30:

---------------------------------------------------------------------------------------------------------------
                                                                                 Weighted
                                                              Weighted         Average Fair     Exercisable at
                          Shares Under    Exercise Price       Average       Value of Options    End of Fiscal
                             Option           Range         Exercise Price        Granted             Year
---------------------------------------------------------------------------------------------------------------
Outstanding,
September 30, 1997          154,063       $3.80 - $6.20         $4.74              $ .74              43,125
---------------------------------------------------------------------------------------------------------------
   Granted                   37,000               $6.63         $6.63
   Exercised                (32,030)      $3.80 - $5.20         $4.20
   Forfeited                 (7,501)      $4.20 - $6.20         $4.78
Outstanding,
September 30, 1998          151,532       $4.00 - $6.20         $5.35              $2.11              49,354
---------------------------------------------------------------------------------------------------------------
   Granted                   92,500               $3.38         $3.38
   Exercised                     --                  --            --
   Forfeited                (14,438)      $4.00 - $6.63         $4.88
Outstanding,
September 30, 1999          229,594       $3.38 - $6.63         $4.59              $1.64              72,946
---------------------------------------------------------------------------------------------------------------
   Granted                   15,500       $6.31 - $7.09         $6.73
   Exercised                (32,562)      $3.38 - $6.63         $4.78
   Forfeited                (16,563)      $3.38 - $6.63         $3.94
Outstanding,
September 30, 2000          195,969       $3.38 - $7.09         $4.78              $3.47              94,500
===============================================================================================================

Option holders may exercise options by delivering Company stock already owned, options, or cash. The options tendered in the exchange are cancelled and, therefore, reduce shares issued. During fiscal 2000, option holders exchanged 9,866 of the Company's stock options in payment of options exercised.

The weighted average exercise price of options exercisable at the end of year was $5.03 per share at September 30, 2000, $5.22 at September 30, 1999 and $5.02 at September 30, 1998.

All options granted in the stock plan have a contractual life of 5 years from the date of grant. The outstanding options as of September 30, 2000 expire as follows:


---------------------------------------------
                          Number of Options
     Fiscal Year              that Expire
---------------------------------------------
        2001                    21,094
        2002                    51,375
        2003                    31,500
        2004                    76,500
        2005                    15,500
---------------------------------------------
      Total                    195,969
=============================================

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

                                         2000        1999           1998
-------------------------------------------------------------------------
Net income (loss):
    As reported                    $1,104,237    $380,018    $(3,518,464)
    Pro forma                      $1,040,868    $329,888    $(3,550,431)
Net income (loss) per
  common share-diluted:
    As reported                          $.81        $.29         $(2.82)
    Pro forma                            $.77        $.25         $(2.85)
=========================================================================

The fair market value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in fiscal 2000, 1999 and 1998:

Assumptions as of the grant date          2000        1999          1998
-------------------------------------------------------------------------
Expected lives                           5.00        5.00           5.00
Risk-free interest rate                  6.66%       4.60%          5.41%
Expected volatility                        70%         69%            47%
=========================================================================

EMPLOYEE STOCK PURCHASE PLAN - The Company has an Employee Stock Purchase plan. Under the terms of the plan, employees may purchase stock at 85% of market price at the beginning or end of a six-month phase; whichever price is lower. There were 100,000 shares authorized for this plan. As of September 30, 2000, 56,605 shares have been issued.


6. INCOME TAXES:

The income tax provision (benefit) consists of the following for the years ended September 30:

                                         2000        1999           1998
-------------------------------------------------------------------------
Current federal                      $ 64,000   $ (73,000)   $  (749,000)
Current state                           2,000       2,000          2,000
-------------------------------------------------------------------------
                                       66,000     (71,000)      (747,000)
Deferred income taxes                 412,000    (199,000)    (1,066,000)
-------------------------------------------------------------------------
Income tax provision (benefit)       $478,000   $(270,000)   $(1,813,000)
=========================================================================


A reconciliation of the statutory federal rate to the effective tax rate is as follows for the years ended September 30:

                                         2000        1999          1998
-------------------------------------------------------------------------
Statutory federal rate                     34%         34%          (34)%
Foreign restructuring charge               (5)       (200)           --
R & D credit                               (1)        (68)           --
FSC benefit                                (3)        (21)           --
Other, net                                  5          10            --
-------------------------------------------------------------------------
Effective tax rate                         30%       (245)%         (34)%
=========================================================================

The Company has recorded the following net deferred taxes:

As of September 30                                2000              1999
-------------------------------------------------------------------------
Reserves and other accruals                 $  243,000        $  248,000
Net operating loss carryforward                 72,000           434,000
Deferred gain                                  114,000           107,000
-------------------------------------------------------------------------
      Total current deferred taxes             429,000           789,000
-------------------------------------------------------------------------
Depreciation and amortization                  (10,000)          (90,000)
Reserves and other accruals                    122,000           181,000
-------------------------------------------------------------------------
Deferred gain                                  569,000           642,000
      Total noncurrent deferred taxes          681,000           733,000
-------------------------------------------------------------------------
Net deferred taxes                          $1,110,000        $1,522,000
=========================================================================

The Company has a net operating loss carry-forward of $210,000 as of September 30, 2000.


7. COMMITMENTS AND CONTINGENCIES:

LEASES - The Company leases office and manufacturing space and certain equipment under operating lease agreements which require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Future annual rental commitments at September 30, 2000 under these operating leases are as follows:

       Year                         Amount
       -----------------------------------
       2001                     $  475,000
       2002                        489,000
       2003                        504,000
       2004                        519,000
       2005                        535,000
       Thereafter                  550,000
       -----------------------------------
       Total                    $3,072,000
       ===================================

LITIGATION - The Company is subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. In the event of a product recall by an original equipment manufacturer, it is possible that the manufacturer will seek reimbursement of the costs to repair from the Company. All such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance. Management believes that the Company maintains adequate insurance, including product liability coverage, to cover possible claims. The Company has established reserves in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to the Company's business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Research, Inc.

OTHER MATTERS - In early calendar 2000, the World Trade Organization (WTO) ruled that the United States Foreign Sales Corporation (FSC) provision constituted an illegal export subsidy, and specified that the United States withdraw the FSC provision effective October 1, 2000. In response to the ruling, the United States government recently enacted The FSC Repeal and Extraterritorial Income Exclusion Act of 2000. The United States believe this is a WTO-compatible solution. The Company does not expect that the new legislation will change materially the tax benefit earned by the Company.

EMPLOYEE BENEFIT PLAN -The Company has a profit-sharing retirement plan that provides deferred compensation benefits for eligible employees. The annual contribution to the plan is discretionary and is determined in accordance with policies established by the Board of Directors. The Board of Directors authorized contributions of $354,000, $242,000, and $186,000 for fiscal 2000, 1999 and 1998, respectively. Contributions for fiscal 1998 included 401(k), while 2000 and 1999 included both 401(k) and discretionary profit-sharing.

CHANGE OF CONTROL -The Board of Directors has approved the extension of certain employee benefits, including salary continuation to certain key employees, in the event of a change in control of the Company.


8. SEGMENT REPORTING:

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is organized in three divisions based on the products that each division offers to customers. Each division reports their results of operations, submits budgets and makes capital expenditure requests to the management team. This group consists of the president and chief executive officer, the vice-presidents of the three divisions, the treasurer, the operations manager and the vice-president of human resources. The Company's operating segments have been aggregated into one reportable segment, as the Company believes it meets the aggregation criteria of SFAS No. 131. The divisions, each with a separate vice-president, are dedicated to providing heating and drying systems to customers. All of the Company's operations use similar manufacturing techniques and utilize common cost saving tools.

The following table shows revenue (in thousands) by geographic region for the years ended September 30:


---------------------------------------------------------------------------------------------------
                             2000                        1999                        1998
 Geographic          Revenues    Long-Lived      Revenues    Long-Lived      Revenues    Long-Lived
   Region                          Assets                      Assets                       Assets
---------------------------------------------------------------------------------------------------
U.S.A.               $19,145        $860         $18,017        $821         $11,920       $2,392
Asia                   5,055          --           3,043          --           1,789           --
Latin America          1,259          --           1,380          --           1,030           --
Europe                 2,744          --           1,729          --           1,696           --
Other Foreign
  Countries              601          --             241          --             296           --
---------------------------------------------------------------------------------------------------
TOTAL                $28,804        $860         $24,410        $821         $16,731       $2,392
===================================================================================================


The following is a summary composition by product category of revenues (in thousands) for the years ended September 30:


-------------------------------------------------------------------------------

Product Line                                    2000         1999         1998
-------------------------------------------------------------------------------

Ink drying products                          $ 2,433      $ 2,868      $ 3,293

Ink drying systems                             7,392        6,426        1,613

Power control products/solutions                 376          586        1,634

Heating products/solutions                     1,948        1,856        1,953

Reflow products                               14,618       10,978        6,687

Parts/service                                  2,037        1,696        1,551
-------------------------------------------------------------------------------

                 TOTAL                       $28,804      $24,410      $16,731
===============================================================================

The Company had two customers that accounted for 32% and 19% of net sales in fiscal 2000, 34% and 13% of net sales in fiscal 1999 and 13% and 10% of net sales in fiscal 1998. During fiscal 2000, the Company had two customers that represented 28% and 22% of net accounts receivable. During fiscal 1999, the Company had three customers that represented 32%, 14% and 12% of net accounts receivable, while in fiscal 1998, the Company had two customers that represented 12% and 11% of net accounts receivable.

9. UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                              First        Second          Third        Fourth          2000
2000 Quarterly Results                       Quarter       Quarter        Quarter       Quarter         Total
-----------------------------------------   ----------    ----------    ----------    ----------     -----------
Consolidated Operations:
  Net sales                                 $    6,848    $    7,505    $    6,442    $    8,009     $   28,804
  Gross profit                                   2,532         2,830         2,587         2,812         10,761
  Income before income taxes                       402           403           338           440          1,583
  Net Income                                       249           275           219           361          1,104
  Earnings per Share:
    Basic                                   $      .19    $      .21    $      .17    $      .27     $     0.84
    Diluted                                        .19           .20           .16           .26           0.81

================================================================================================================

                                              First        Second          Third        Fourth          1999
1999 Quarterly Results                       Quarter       Quarter        Quarter       Quarter         Total
-----------------------------------------   ----------    ----------    ----------    ----------     -----------
Consolidated Operations:
  Net sales                                 $    5,394    $    5,545    $    5,464    $    8,007     $   24,410
  Gross profit                                   2,139         2,423         2,112         2,738          9,412
  Income (loss) before income taxes                124           160            44          (218)           110
  Net Income                                        81           106            26           167            380
  Earnings per Share:
    Basic                                   $      .06    $      .08    $      .02    $      .13     $     0.30
    Diluted                                        .06           .08           .02           .12           0.29

================================================================================================================

The sum of the per share amounts for both periods may not equal the total for the year due to the effects of rounding.

                             RESEARCH, INCORPORATED
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                             Balance,                                             Balance,
                                             Beginning                                             End of
                                             of Period         Additions        Deductions         Period
                                          ---------------   ---------------   --------------   --------------
Allowance for doubtful accounts:(1)
--------------------------------

     Year ended September 30, 1998          $ 150,000          $ 13,116         $ (13,116)       $ 150,000

     Year ended September 30, 1999            150,000                --           (50,000)         100,000

     Year ended September 30, 2000            100,000           (12,514)           12,514          100,000

Restructuring reserve:(2)
----------------------

     Year ended September 30, 1998          $      --       $ 1,676,000       $(1,073,277)       $ 602,723

     Year ended September 30, 1999            602,723           298,065          (602,723)         298,065

     Year ended September 30, 2000            298,065                --          (298,065)              --


(1) Doubtful account deductions represent amounts determined to be uncollectible and charged against the reserve net of collections on accounts previously written off.

(2) Restructuring reserve deductions represent amounts actually paid for restructuring costs.