Form 10-Q
period 2000-12-31
RESEARCH INC /MN/
filed 2001-02-14
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended December 31, 2000 or

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

Registrant's telephone number, including area code (952) 941-3300


--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of February 13, 2001, 1,322,663 common shares were outstanding.

                  PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)

                                                  Three Months Ended
                                                     December 31
                                              --------------------------
                                                 2000           1999
-------------------------------------------   -----------    -----------
Net Sales                                     $ 5,466,199    $ 6,847,679
Cost of Sales                                   3,526,865      4,315,667
-------------------------------------------   -----------    -----------

  Gross Profit                                  1,939,334      2,532,012
-------------------------------------------   -----------    -----------

Expenses:
  Selling                                       1,126,798      1,068,676
  Research and Development                        852,254        790,651
  General and Administrative                      253,285        234,618
-------------------------------------------   -----------    -----------

     Total Expenses                             2,232,337      2,093,945
-------------------------------------------   -----------    -----------

Income (Loss) From Operations                    (293,003)       438,067
Interest Expense                                  (46,516)       (92,104)
Other Income (Expense)                             (2,454)        56,200
-------------------------------------------   -----------    -----------

Income (Loss)  Before Income Taxes               (341,973)       402,163
Income Tax Provision (Benefit)                   (102,591)       153,276
-------------------------------------------   -----------    -----------

Net Income (Loss)                             $  (239,382)   $   248,887
-------------------------------------------   -----------    -----------

Net Income (Loss) Per Common Share:
     Basic                                    $     (0.18)   $      0.19
     Diluted                                        (0.18)          0.19

Weighted Average Common Shares Outstanding:
     Basic                                      1,322,663      1,291,759
     Diluted                                    1,322,663      1,333,152


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

                                                                             As of December 31,  As of September 30,
ASSETS                                                                             2000                  2000
---------------------------------------------------------------------------- ------------------  -------------------
CURRENT ASSETS
 Cash and cash equivalents                                                     $  1,863,442          $  2,764,637
 Accounts receivable, net of reserves of $100,000                                 2,985,644             4,359,760
 Inventories                                                                      4,195,760             3,830,010
 Deferred income tax benefit                                                        572,178               428,637
 Prepayments                                                                        342,549               368,563
----------------------------------------------------------------------------   ------------          ------------

     Total current assets                                                         9,959,573            11,751,607
----------------------------------------------------------------------------   ------------          ------------

PROPERTY AND EQUIPMENT
 Machinery and equipment                                                          3,484,155             3,406,959
 Less accumulated depreciation                                                   (2,624,000)           (2,547,036)
----------------------------------------------------------------------------   ------------          ------------

     Net property and equipment                                                     860,155               859,923
----------------------------------------------------------------------------   ------------          ------------

DEFERRED INCOME TAX BENEFIT                                                         681,288               681,288
----------------------------------------------------------------------------   ------------          ------------

     Total assets                                                              $ 11,501,016          $ 13,292,818
============================================================================   ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------

CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt                        $  2,143,116          $  2,806,201
 Accounts payable                                                                 1,628,085             1,786,138
 Deferred revenues                                                                  299,103               331,176
 Deferred gain, current portion                                                     334,733               334,733
 Accrued liabilities:
  Salaries and benefits                                                             156,775               675,518
  Warranty reserve                                                                  300,000               300,000
  Other                                                                             413,606               490,978
----------------------------------------------------------------------------   ------------          ------------

     Total current liabilities                                                    5,275,418             6,724,744
----------------------------------------------------------------------------   ------------          ------------

 Long-term debt                                                                          --                19,411
 Deferred gain                                                                    1,589,986             1,673,669

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,322,663 and 1,322,663  shares issued and outstanding                         661,332               661,332
 Additional paid-in capital                                                         794,962               794,962
 Accumulated other comprehensive income                                              50,871                50,871
 Retained earnings                                                                3,128,447             3,367,829
----------------------------------------------------------------------------   ------------          ------------

     Total stockholders' equity                                                   4,635,612             4,874,994
----------------------------------------------------------------------------   ------------          ------------

     Total liabilities and stockholders' equity                                $ 11,501,016          $ 13,292,818
============================================================================   ============          ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                             Three Months Ended December 31,
                                                             -------------------------------
                                                                  2000             1999
                                                             -------------    --------------
Operating Activities:
     Net income (loss)                                         $  (239,382)   $   248,887
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                              76,964         84,575
         Deferred income taxes                                    (143,541)       116,276
         Changes in current operating items:
             Accounts receivable, net                            1,374,116        641,932
             Inventories                                          (365,750)       365,702
             Prepayments                                            26,014        115,892
             Accounts payable and accrued liabilities             (754,168)      (992,803)
             Deferred revenue & gain                              (115,756)      (369,509)
                                                               -----------    -----------

         Net cash provided by (used in) operating activities      (141,503)       210,952
                                                               -----------    -----------

Investing Activities:
     Property and equipment additions, net                         (77,196)       (12,120)
                                                               -----------    -----------

         Net cash used in investing activities                     (77,196)       (12,120)
                                                               -----------    -----------

Financing Activities:
     Proceeds from (payment on) line of credit, net               (663,085)       846,080
     Payments on long-term debt                                    (19,411)       (95,001)
     Issuance of common stock                                           --         (7,997)
                                                               -----------    -----------

         Net cash provided by (used in) financing activities      (682,496)       743,082
                                                               -----------    -----------

Effects of Exchange Rates on Cash                                       --        (11,092)
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents              (901,195)       930,822
Cash & cash equivalents beginning of year                        2,764,637        350,487
                                                               -----------    -----------

Cash & cash equivalents end of year                            $ 1,863,442    $ 1,281,309
                                                               ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

                             RESEARCH, INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

1.   Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying condensed consolidated financial statements are as follows:

Condensed Consolidated Financial Statements -

The condensed consolidated balance sheets as of December 31, and September 30, 2000, and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2000 Form 10-K. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consist of the following:

                                            December 31,        September 30,
                                                2000                2000
-----------------------------------------------------------------------------
 Manufactured subassemblies
         and purchased parts                $ 3,228,249         $ 3,229,502
 Work in Process                                967,511             600,508
-----------------------------------------------------------------------------
           Total                            $ 4,195,760         $ 3,830,010
                                            ===========         ===========

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

Accounting Pronouncements -

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective October 1, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has determined that the effect of adopting SFAS No. 133 was not material to its financial position or results of operations.

2.   Earnings per Share:

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

(In thousands, except per share amounts)
Three months ended, December 31,                         2000      1999
---------------------------------------------------------------------------
Net income (loss)                                      $  (239)   $   249
---------------------------------------------------------------------------
Weighted average common shares outstanding - Basic       1,323      1,292
Effect of dilutive securities - stock options               --         41
---------------------------------------------------------------------------
Weighted average common shares outstanding - Diluted     1,323      1,333
Net income (loss) per share - Basic                    $ (0.18)   $  0.19
---------------------------------------------------------------------------
Net income (loss) per share - Diluted                  $ (0.18)   $  0.19
===========================================================================

Potential common shares of 14,000, related to the Company's outstanding stock options, were excluded from the computation of diluted earnings (loss) per share for the three months ended December 31, 2000, as inclusion of these shares would have been antidilutive.

3.   Debt Obligations:

Credit Facility  -

In January 1999, the Company entered into a new three-year loan and security agreement with a bank. The agreement provides for total borrowings of up to $8 million, subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This credit facility consists of a line of credit with interest charged at 1.75% above prime and two term loans with interest charged at 2.25% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. As of December 31, 2000, the Company was in compliance with all such covenants.

4.   Stockholders' Equity:

Employee Stock Options -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Stock Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 362,500 shares. Options for 183,469 shares under the 1991 Plan were outstanding at December 31, 2000 at prices ranging from $3.375 to $7.094 per share.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan. As of December 31, 2000, 56,605 shares have been issued.

5.   Comprehensive Income:

Other comprehensive income (loss) was comprised of the effect of changes in foreign currency exchange rates in translating assets, liabilities and the results of operations of the Company's foreign subsidiary. Comprehensive income
(loss) for the following three month periods were:

                                               Three Months Ended
                                                  December 31,
-------------------------------------------------------------------------
                                             2000                1999
-------------------------------------------------------------------------
Net income (loss)                        $(239,382)            $248,887
Foreign currency
  translation                                   --              (11,092)
-------------------------------------------------------------------------
Comprehensive
  Income (loss)                          $(239,382)            $237,795
=========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company designs and manufactures complete product solutions based on its core competency: the precise control and application of heat. The Company conducts business worldwide. Its products target high-potential industries such as graphic arts (ink drying and system integration), semiconductor and printed circuit boards, and plastic extrusion. In each area, the Company identified key customers and strategic partners with whom it would work most closely to meet their respective needs. The Company also identified key geographic markets, where it would make additional investments to capitalize on growth potential. The Company believes the SMT, plastics/extrusions and graphic arts markets have the greatest potential for growth. In the SMT market, the Company dedicated additional resources to key customers that have ongoing needs for high-quality products and excellent customer service. In addition, the Company continued to focus on niche markets particularly those requiring high-speed variable imaging for its drying products and focused on extrusion and related processes used to manufacture silicone tubing and plastic beverage bottles for its thermal solutions products.

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

Results of Operations

Sales were $5,466,000 for the quarter ended December 31, 2000 compared to $6,848,000 for the same period the previous year, a decrease of 20.2%. The decrease in sales was due to lower sales of the modular printing systems (MPS) and to slower sales of reflow ovens for the surface mount technology (SMT) market. While the Company anticipates that sales of its MPS products will improve significantly in the second quarter and the balance of the year, it does expect to see continued softness in the SMT market continuing through the second quarter and beginning to rebound in the third quarter. Weakness in the PC, telecom and consumer electronics markets are causing electronic manufacturing services (EMS) markets to defer investments in reflow ovens.

Gross profit margins were 35.5% for the first quarter of fiscal 2001 as compared to 37.0% for the same period of fiscal 2000. The decrease in gross profit is attributable to the lower level of sales, which resulted in unfavorable overhead absorption.

Selling expenses were $1,127,000 or 20.6% of sales for the first quarter of fiscal 2001 as compared to $1,069,000 or 15.6% of sales for the same period in fiscal 2000. The increase in percent of sales is attributable to the 20% decrease in revenues and a slight increase in expense for the quarter as compared to last year.

Expenditures for research and development were $852,000 or 15.6% of sales for the first quarter of fiscal 2001 as compared to $791,000 or 11.5% of sales for the same period in fiscal 2000. While expenditures were slightly higher to support the introduction of the TOWER(TM) (new reflow oven technology), the decrease in sales primarily contributed to the increase as a percent of sales.

General and administrative expenses were $253,000 or 4.6% of sales for the first quarter of fiscal 2001 compared to $235,000 or 3.4% of sales for the same period in fiscal 2000. Again, the percentage increase is attributable to the decrease in sales as compared to last year.

Net interest expense was $47,000 for the first quarter of fiscal year 2001 as compared to $92,000 for the same period in fiscal 2000. The decrease in dollars was due to the impact of interest earned on short-term investments offset in part by higher interest rates.

Liquidity and Sources of Capital

The Company's operations are funded from cash and cash equivalents, cash flow from operations and borrowings available under a line of credit. At December 31, 2000, the principal source of liquidity was cash and cash equivalents of $1,863,000 and $369,078 which could be borrowed in addition to the $2,119,255 already borrowed under the $8,000,000 line of credit. The amount we can borrow under this line of credit is limited to the levels of eligible accounts receivable and inventory.

Operating activities used cash of $142,000 in the first quarter of fiscal 2001 compared to cash provided of $211,000 for the same period in fiscal 2000. The decrease in cash provided is primarily due to the loss recorded in the first quarter, an increase in inventories and a reduction in accounts payable offset by a reduction in accounts receivable. The Company's working capital was $4,684,000 at December 31, 2000 compared to $5,027,000 at September 30, 2000.

Investing activities used cash of $77,000 in the first quarter of fiscal 2001 compared to cash used of $12,000 in the same period of fiscal 2000.

Financing activities used cash of $682,000 in the first quarter of fiscal 2001 primarily due to paying down the line of credit compared to cash provided of $743,000 in the same period of fiscal 2000.

In January 1999, the Company signed a new three-year loan and security agreement with a bank. The agreement provides for total borrowing of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. The agreement consists of a line of credit with interest charged at 1.75% above the prime rate and two available term loans with interest charged at 2.25% above the prime rate. The agreement contains restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. As of December 31, 2000, the Company was in compliance with all such covenants.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The Company engages neither in speculative nor derivative trading activities. As of December 31, 2000, the Company had $2.1 million of debt outstanding with a variable interest rate. A fluctuation in the underlying interest rate on this debt at its current balance would not have a material effect on the Company's financial condition or results of operations.

Forward-Looking Statements

The statements included herein that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition, currency fluctuations, availability of labor, general economic conditions, market cycles, dependence on capital expenditures of contract manufacturers in SMT, product cancellations or rescheduling, and loss of a significant customer. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               None

         (b)   Reports on Form 8-K
               None filed during the quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RESEARCH, INCORPORATED
                                            -------------------------
                                            (Registrant)




Date      2/13/01                      /s/  Claude C. Johnson
     -----------------                 ------------------------------------
                                            Claude C. Johnson
                                            President,
                                            Chief Executive Officer


Date      2/13/01                      /s/  Brad C. Yopp
     -----------------                 ------------------------------------
                                            Brad C. Yopp
                                            Treasurer