Form 10-Q
period 2001-03-31
RESEARCH INC /MN/
filed 2001-05-15
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 9, 2001, 1,328,565 common shares were outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)



                                                    Three Months Ended                 Six Months Ended
                                                         March 31                         March 31
                                               -----------------------------     -----------------------------
                                                   2001            2000             2001             2000
                                               ------------     ------------     ------------     ------------
Net Sales                                      $  4,774,320     $  7,504,594     $ 10,240,519     $ 14,352,273
Cost of Sales                                     3,561,072        4,674,762        7,087,937        8,990,429
-------------------------------------------    ------------     ------------     ------------     ------------

  Gross Profit                                    1,213,248        2,829,832        3,152,582        5,361,844
-------------------------------------------    ------------     ------------     ------------     ------------

Expenses:
  Selling                                           991,410        1,391,665        2,118,208        2,460,341
  Research and Development                          780,364          818,433        1,632,618        1,609,084
  General and Administrative                        317,287          280,001          570,572          514,619
-------------------------------------------    ------------     ------------     ------------     ------------

     Total Expenses                               2,089,061        2,490,099        4,321,398        4,584,044
-------------------------------------------    ------------     ------------     ------------     ------------

Income (Loss) From Operations                      (875,813)         339,733       (1,168,816)         777,800
Interest Expense                                    (62,577)         (67,834)        (109,093)        (159,938)
Other Income (Expense)                                 (235)         131,284           (2,689)         187,484
-------------------------------------------    ------------     ------------     ------------     ------------

Income (Loss)  Before Income Taxes                 (938,625)         403,183       (1,280,598)         805,346
Income Tax Provision (Benefit)                     (337,905)         128,595         (440,496)         281,871
-------------------------------------------    ------------     ------------     ------------     ------------

Net Income (Loss)                              $   (600,720)    $    274,588     $   (840,102)    $    523,475
-------------------------------------------    ------------     ------------     ------------     ------------

Net Income (Loss) Per Common Share:
     Basic                                     $      (0.45)    $       0.21     $      (0.63)    $       0.40
     Diluted                                          (0.45)            0.20            (0.63)            0.39

Weighted Average Common Shares Outstanding:
     Basic                                        1,326,073        1,300,291        1,324,359        1,296,002
     Diluted                                      1,326,073        1,356,873        1,324,359        1,346,268



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                                            As of March 31,   As of September 30,
ASSETS                                                                           2001                2000
-------------------------------------------------------------------------    ------------        ------------
CURRENT ASSETS
 Cash and cash equivalents                                                   $  1,061,650        $  2,764,637
 Accounts receivable, net of reserves of $114,000 and $100,000                  2,163,478           4,359,760
 Inventories                                                                    4,670,125           3,830,010
 Deferred income tax benefit                                                      909,133             428,637
 Prepayments                                                                      330,584             368,563
-------------------------------------------------------------------------    ------------        ------------

     Total current assets                                                       9,134,970          11,751,607
-------------------------------------------------------------------------    ------------        ------------

PROPERTY AND EQUIPMENT
 Machinery and equipment                                                        3,505,625           3,406,959
 Less accumulated depreciation                                                 (2,699,983)         (2,547,036)
-------------------------------------------------------------------------    ------------        ------------

     Net property and equipment                                                   805,642             859,923
-------------------------------------------------------------------------    ------------        ------------

DEFERRED INCOME TAX BENEFIT                                                       681,288             681,288
-------------------------------------------------------------------------    ------------        ------------

     Total assets                                                            $ 10,621,900        $ 13,292,818
=========================================================================    ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------

CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt                      $  1,163,529        $  2,806,201
 Accounts payable                                                               2,125,905           1,786,138
 Deferred revenues                                                                629,402             331,176
 Deferred gain, current portion                                                 1,227,357             334,733
 Accrued liabilities:
  Salaries and benefits                                                           191,797             675,518
  Warranty reserve                                                                300,000             300,000
  Other                                                                           317,752             490,978
-------------------------------------------------------------------------    ------------        ------------

     Total current liabilities                                                  5,955,742           6,724,744
-------------------------------------------------------------------------    ------------        ------------

 Long-term debt                                                                        --              19,411
 Deferred gain                                                                    613,678           1,673,669

STOCKHOLDERS' EQUITY
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,328,565 and 1,322,663  shares issued and outstanding                       664,283             661,332
 Additional paid-in capital                                                       809,599             794,962
 Accumulated other comprehensive income                                            50,871              50,871
 Retained earnings                                                              2,527,727           3,367,829
-------------------------------------------------------------------------    ------------        ------------

     Total stockholders' equity                                                 4,052,480           4,874,994
-------------------------------------------------------------------------    ------------        ------------

     Total liabilities and stockholders' equity                              $ 10,621,900        $ 13,292,818
=========================================================================    ============        ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


                                                                               Six Months Ended March 31,
                                                                             -----------------------------
                                                                                 2001             2000
                                                                             ------------     ------------
Operating Activities:
     Net income (loss)                                                       $   (840,102)    $    523,475
     Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                            152,947          167,384
         Gain on disposal of assets                                                    --         (190,024)
         Deferred income taxes                                                   (480,496)              --
         Changes in current operating items:
             Accounts receivable, net                                           2,196,282          951,830
             Inventories                                                         (840,115)        (296,760)
             Prepayments                                                           37,979           12,917
             Accounts payable and accrued liabilities                            (317,180)         (21,184)
             Deferred revenue and gain                                            130,859         (699,605)
             Restructuring Reserve                                                     --         (298,065)
             Income taxes payable                                                      --          237,871
                                                                             ------------     ------------

         Net cash provided by operating activities                                 40,174          387,839
                                                                             ------------     ------------

Investing Activities:
     Property and equipment additions, net                                        (98,666)        (112,587)
     Proceeds from sale of assets                                                      --          211,245
                                                                             ------------     ------------

         Net cash provided by (used in) investing activities                      (98,666)          98,658
                                                                             ------------     ------------

Financing Activities:
     Issuance of common stock                                                      17,588          121,972
     Proceeds from (payment on) line of credit, net                            (1,642,672)       1,470,955
     Payments on long-term debt                                                   (19,411)        (284,247)
                                                                             ------------     ------------

         Net cash provided by (used in) financing activities                   (1,644,495)       1,308,680
                                                                             ------------     ------------

Effects of Exchange Rates on Cash                                                      --          (11,092)
                                                                             ------------     ------------

Net increase (decrease) in cash and cash equivalents                           (1,702,987)       1,784,085
Cash and cash equivalents beginning of year                                     2,764,637          350,487
                                                                             ------------     ------------

Cash and cash equivalents end of year                                        $  1,061,650     $  2,134,572
                                                                             ============     ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

                             RESEARCH, INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
       ------------------------------------------------------------------

1. Summary of Significant Accounting Policies:

The Company's significant accounting policies not elsewhere set forth in the accompanying condensed consolidated financial statements are as follows:

Condensed Consolidated Financial Statements -

The condensed consolidated balance sheets as of March 31, 2001 and September 30, 2000, and the condensed consolidated statements of operations and cash flows for the six months ended March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2000 Form 10-K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.

Inventories -

Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market. Inventories consist of the following:

                                              March 31,            September 30,
                                                2001                   2000
--------------------------------------------------------------------------------
 Manufactured subassemblies
         and purchased parts                $ 3,568,958             $ 3,229,502
 Work in Process                              1,101,167                 600,508
-------------------------------------------------------------------------------
           Total                            $ 4,670,125             $ 3,830,010
===============================================================================

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

Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," SAB No. 101 issued in December 1999, provides further guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is required for fiscal years beginning after December 15, 1999. The Company adopted SAB No. 101 effective October 1, 2000. The Company believes the adoption of SAB No. 101 has not had a material impact on its results of operations.

2.       Earnings per Share:

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:



(In thousands, except per share amounts)
Six months ended, March 31,                                                                2001           2000
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                    $     (840)        $  523
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - Basic                                        1,324          1,296
Effect of dilutive securities - stock options                                                 -             50
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - Diluted                                      1,324          1,346
-------------------------------------------------------------------------------------------------------------------
Net income (loss) per share - Basic                                                  $   (0.63)         $ 0.40
Net income (loss) per share - Diluted                                                $   (0.63)         $ 0.39
-------------------------------------------------------------------------------------------------------------------


Potential common shares of 8,000, related to the Company's outstanding stock options, were excluded from the computation of diluted loss per share for the six months ended March 31, 2001, as inclusion of these shares would have been antidilutive.

3. Sale and Leaseback of Property:

On September 23, 1999, the Company closed on a sale and leaseback transaction for its Minnesota property. The pre-tax gain of $2,200,000 is being amortized over the term of the operating lease. The balance of the gain to be recognized was $1,841,000 at March 31, 2001.

On March 29, 2001, the Company gave written notice that it was terminating the facility lease pursuant to Section 1.3 of the lease agreement. Section 1.3 of the agreement requires an eighteen-month prior written notice of termination. As a result of such notice, the unrecognized gain will now be amortized over the remaining eighteen-month term of the lease.

4. Debt Obligations:

Credit Facility -

In January 1999, the Company entered into a new three-year loan and security agreement with a bank. The agreement provides for total borrowings of up to $8 million, subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. This credit facility consists of a line of credit with interest charged at 1.75% above prime and two term loans with interest charged at 2.25% above prime. The agreement contains certain restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The agreement requires the Company to maintain a certain minimum net worth at all times. The existing business condition of the electronics market has resulted in a significant reduction in sales of the Company's reflow oven products. As a result, the Company anticipates that it could be out of compliance with such covenant in the second half of fiscal 2001. In response, the Company has held discussions with its bank with respect to such covenant. While the company believes it will be successful in obtaining an amendment, there can be no assurance that the amendment can be obtained on terms acceptable to the Company should this potential event of non-compliance materialize. As of March 31, 2001, the Company was in compliance with all such covenants.

5. Stockholders' Equity:

Employee Stock Options -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Stock Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 362,500 shares. Options for 177,375 shares under the 1991 Plan were outstanding at March 31, 2001 at prices ranging from $3.375 to $7.094 per share.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan. As of March 31, 2001, 62,507 shares have been issued.

6. Comprehensive Income:

Other comprehensive income (loss) was comprised of the effect of changes in foreign currency exchange rates in translating assets, liabilities and the results of operations of the Company's foreign subsidiary. Comprehensive income
(loss) for the following three and six month periods were:

                                          Three Months Ended                       Six Months Ended
                                               March 31,                               March 31,
-------------------------------------------------------------------------------------------------------------------
                                         2001              2000                   2001             2000
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $(600,720)       $274,588               $(840,102)       $523,475
Foreign currency
  translation                                   -               -                       -         (11,092)
-------------------------------------------------------------------------------------------------------------------
Comprehensive
  Income (loss)                         $(600,720)       $274,588               $(840,102)       $512,383
===================================================================================================================


7. Subsequent Event:

As a result of the existing business condition of the electronics market the Company announced a work force reduction of approximately 20 percent on May 1, 2001. This work force reduction will result in a charge of approximately $550,000 for severance costs which will be recognized in the Company's third fiscal quarter ending June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company designs and manufactures complete product solutions based on its core competency: the precise control and application of heat. The Company conducts business worldwide. Its products target high-potential industries such as graphic arts (ink drying and system integration), semiconductor and printed circuit boards, and plastic extrusion. In each area, the Company identified key customers and strategic partners with whom it would work most closely to meet their respective needs. The Company also identified key geographic markets, where it would make additional investments to capitalize on growth potential. The Company believes the graphic arts and plastics/extrusions markets have the greatest potential for growth. The Company continues to focus on niche markets particularly those requiring high-speed variable imaging for its drying products and on extrusion and related processes used to manufacture silicone tubing and plastic beverage bottles for its thermal solutions products.

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

Results of Operations

Sales were $4,774,000 for the second quarter of fiscal 2001, compared to $7,505,000 for the same period of fiscal 2000, a decrease of 36.4%. Sales for the first six months of fiscal 2001 were $10,241,000 compared to $14,352,000 for the same period of fiscal 2000, a decrease of 28.6%. The decline in sales for the quarter and six months was primarily attributed to the continued downturn in sales of reflow ovens for the surface mount technology (SMT) market. The steep decline in the PC, telecom and consumer electronics markets has caused the electronics manufacturing services (EMS) market to defer investments in reflow ovens until they have absorbed the current excess capacity. Because of the uncertainty in this market, it is impossible to predict when a turnaround will occur, but it is anticipated that the earliest would be early 2002.

Sales of the Company's modular printing system (MPS) and other drying products for the printing market were up 23.7% for the quarter compared to the prior year quarter and the six month period was slightly less than the prior year six month period. The Company continues to be very optimistic about the outlook for this business for the balance of the year.

Gross profit margins were 25.4% for the second quarter of fiscal 2001 compared to 37.7% for the same period of fiscal 2000 and 30.8% for the first six months of fiscal 2001 as compared to 37.4% for the same period of fiscal 2000. The decrease in gross profit is attributable to the lower level of sales, which resulted in an unfavorable overhead absorption.

Selling expenses were $991,000 or 20.8% of sales for the second quarter of fiscal 2001 as compared to $1,392,000 or 18.5% of sales for the same period of fiscal 2000. Selling expenses were $2,118,000 or 20.7% of sales for the first six months of fiscal 2001 compared to $2,460,000 or 17.1% for the same period of fiscal 2000. The decrease in spending is primarily due to the lower commissions on lower revenues. The increase as a percent of sales is attributable to the decrease in revenues.

Expenditures for research and development were $780,000 or 16.3% of sales for the second quarter of fiscal 2001 as compared to $818,000 or 10.9% of sales for the same period in fiscal 2000. Expenditures for research and development were $1,633,000 or 15.9% of sales for the first six months of fiscal 2001 compared to $1,609,000 or 11.2% of sales for the same period in fiscal 2000. While expenditures for the six-month period were only slightly higher than last year, the decrease in sales primarily contributed to the increase as a percent of sales.

General and administrative expenses were $317,000 or 6.6% of sales for the second quarter of fiscal 2001 compared to $280,000 or 3.7% of sales for the same period in fiscal 2000. General and administrative expenses were $571,000 or 5.6% of sales for the first six months of fiscal 2001 compared to $515,000 or 3.6% of sales for the same period in fiscal 2000. The increase in spending for the quarter and six months was due in part to professional services rendered to enhance inventory management especially in view of the SMT turndown. Again, the percentage increase is attributable to the decrease in sales as compared to last year.

Net interest expense was $63,000 for the second quarter of fiscal year 2001 as compared to $68,000 for the same period in fiscal 2000 and $109,000 for the first six months of fiscal 2001 compared to $160,000 for the same period in fiscal 2000. The decrease in expense was due primarily to the impact of interest earned on short-term investments offset in part by higher interest rates in the first quarter.

Liquidity and Sources of Capital

The Company's operations are funded from cash and cash equivalents, cash flow from operations and borrowings available under a line of credit. At March 31, 2001, the principal source of liquidity was cash and cash equivalents of $1,062,000 and $877,000 that could be borrowed in addition to the $1,148,000 already borrowed under the $8,000,000 line of credit. The amount the Company can borrow under this line of credit is limited to the levels of eligible accounts receivable and inventory.

Operating activities provided cash of $40,000 for the first six months of fiscal 2001 compared to cash provided of $388,000 for the same period in fiscal 2000. The cash provided in operations is largely attributable to the reduction in accounts receivable offset in a large part by the loss recorded during the first six months of fiscal 2001 and the increase in inventories and deferred income taxes. The Company's working capital was $3,179,000 at March 31, 2001 compared to $5,027,000 at September 30, 2000. The decrease in working capital is due in part to the funding of the Company's loss for the first six months and the reclassification of long-term deferred gain to short-term deferred gain as discussed in Footnote 3 of the Condensed Consolidated Financial Statements included herein.

Investing activities used cash of $99,000 for the first six months of fiscal 2001 compared to cash provided of $99,000 for the same period of fiscal 2000. Capital expenditures were primarily for engineering and system equipment.

Financing activities used cash of $1,644,000 for the first six months of fiscal 2001 primarily due to paying down the line of credit compared to cash provided of $1,309,000 in the same period of fiscal 2000.

In January 1999, the Company signed a new three-year loan and security agreement with a bank. This agreement provides for total borrowing of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. The agreement consists of a line of credit with interest charged at 1.75% above the prime rate and two available term loans with interest charged at 2.25% above the prime rate. The agreement contains restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The agreement requires the Company to maintain a certain minimum net worth at all times. The existing business condition of the electronics market has resulted in a significant reduction in sales of the Company's reflow oven products. As a result, the Company anticipates that it could be out of compliance with such covenant in the second half of fiscal 2001. In response, the Company has held discussions with its bank with respect to such covenant. While the Company believes it will be successful in obtaining an amendment, there can be no assurance that the amendment can be obtained on terms acceptable to the Company should this potential event of non-compliance materialize. As of March 31, 2001, the Company was in compliance with all such covenants.

The Company believes that success in its industries requires substantial financial flexibility due to customer expectations and rapidly changing technologies. With the downturn of the SMT market the Company continues to pursue cost cutting measures and on May 1, 2001, implemented a staff reduction of approximately 20 percent. Severance and other costs related to these actions will result in a charge of approximately $550,000 that will be included in the Company's third fiscal quarter ending June 30, 2001. With these reductions the Company's management believes its cash flow from operations and borrowing facilities will be sufficient to meet the Company's financing requirements for the foreseeable future.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The Company engages neither in speculative nor derivative trading activities. As of March 31, 2001, the Company had $1.2 million of debt outstanding with a variable interest rate. A fluctuation in the underlying interest rate on this debt at its current balance would not have a material effect on the Company's financial condition or results of operations.


Forward-Looking Statements

The statements included herein that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition, currency fluctuations, availability of labor, general economic conditions, market cycles, dependence on capital expenditures of contract manufacturers in SMT, the timing of a turnaround in the SMT market, product cancellations or rescheduling, and loss of a significant customer. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders.

              (a) The Annual Meeting of the shareholders of Research, Incorporated was held on February 6, 2001. There were 1,322,663 shares of common stock entitled to vote at the meeting and a total of 1,124,575 shares were represented at the meeting.

              (b) Five directors were elected at the meeting to serve for one year or until their successors are elected and qualified. Shares were voted as follows:

                                                       For            Against
                     Claude C. Johnson               1,115,129         9,446
                     John G. Colwell, Jr.            1,069,504        55,071
                     Edward L. Lundstrom             1,069,504        55,071
                     Michael J. Pudil                1,098,529        26,046
                     Charles G. Schiefelbein         1,115,033         9,542

              (c) A proposal was made to ratify and approve the appointment of Arthur Andersen LLP as the Company's independent auditors for fiscal 2001. Shares were voted as follows:

                        For                           Against          Abstain
                     ----------------                 -------          -------
                     1,084,201                        6,059            34,315


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


                                            RESEARCH, INCORPORATED
                                            -------------------------
                                            (Registrant)




Date       5/10/01                          /s/  Claude C. Johnson
     -----------------                      ------------------------------------
                                            Claude C. Johnson
                                            President,
                                            Chief Executive Officer


Date       5/10/01                          /s/  Brad C. Yopp
     -----------------                      ------------------------------------
                                            Brad C. Yopp
                                            Treasurer