Form 10QSB
period 2001-06-30
RESEARCH INC /MN/
filed 2001-08-20
CIK 216983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001 or
                               -------------

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-2387
                       ------

                             RESEARCH, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                         41-0908058
----------------------------------                       -----------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification Number)

   P.O. Box 24064, Minneapolis, Minnesota                                55424
---------------------------------------------                         ----------
  (Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code (952) 941-3300
                                                   --------------


Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

As of August 17, 2001, 1,328,565 common shares were outstanding.
----------------------------------------------------------------

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          Three Months Ended                Nine Months Ended
                                                June 30                         June 30
                                      ----------------------------    ----------------------------
                                          2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------
Net Sales                             $  3,020,136    $  6,441,870    $ 13,260,655    $ 20,794,143
Cost of Sales                            5,373,575       3,855,148      12,461,512      12,845,577
                                      ------------    ------------    ------------    ------------

  Gross Profit (Loss)                   (2,353,439)      2,586,722         799,143       7,948,566
                                      ------------    ------------    ------------    ------------

Expenses:
  Selling                                  616,051       1,232,197       2,734,259       3,692,538
  Research and Development                 529,776         653,196       2,162,394       2,262,280
  General and Administrative               277,887         298,799         848,459         813,418
  Restructuring                          1,266,161               -       1,266,161               -
                                      ------------    ------------    ------------    ------------

  Total Expenses                         2,689,875       2,184,192       7,011,273       6,768,236
                                      ------------    ------------    ------------    ------------

Income (Loss) From Operations           (5,043,314)        402,530      (6,212,130)      1,180,330
Interest Expense                           (69,663)        (67,107)       (178,756)       (227,045)
Other Income (Expense)                      (7,807)          1,973         (10,496)        189,457
                                      ------------    ------------    ------------    ------------

Income (Loss)  Before Income Taxes      (5,120,784)        337,396      (6,401,382)      1,142,742
Income Tax Provision                     1,590,421         118,140       1,149,925         400,011
                                      ------------    ------------    ------------    ------------

Net Income (Loss)                     $ (6,711,205)   $    219,256    $ (7,551,307)   $    742,731
                                      ============    ============    ============    ============

Net Income (Loss) Per Common Share:
  Basic                               $      (5.05)   $       0.17    $      (5.70)   $       0.57
  Diluted                                    (5.05)           0.16           (5.70)           0.55

Weighed Average Shares Outstanding:
  Basic                                  1,328,565       1,317,147       1,325,766       1,303,025
  Diluted                                1,328,565       1,376,536       1,325,766       1,356,933



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

                                                                               Unaudited
                                                                              As of June 30,  As of September 30,
ASSETS                                                                            2001               2000
---------------------------------------------------------------------------   ------------       ------------
CURRENT ASSETS
 Cash and cash equivalents                                                    $    319,844       $  2,764,637
 Accounts receivable, net of reserves of $119,000 and $100,000                   1,145,699          4,359,760
 Inventories                                                                     1,394,644          3,830,010
 Deferred income tax benefit                                                             -            428,637
 Prepayments                                                                       240,252            368,563
                                                                              ------------       ------------

     Total current assets                                                        3,100,439         11,751,607
                                                                              ------------       ------------

PROPERTY AND EQUIPMENT
 Machinery and equipment                                                         2,974,699          3,406,959
 Less accumulated depreciation                                                  (2,399,219)        (2,547,036)
                                                                              ------------       ------------

     Net property and equipment                                                    575,480            859,923
                                                                              ------------       ------------

DEFERRED INCOME TAX BENEFIT                                                              -            681,288
                                                                              ------------       ------------

     Total assets                                                             $  3,675,919       $ 13,292,818
                                                                              ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------

CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt                       $    689,000       $  2,806,201
 Accounts payable                                                                1,948,591          1,786,138
 Deferred revenues                                                                 439,974            331,176
 Deferred gain, current portion                                                  1,227,357            334,733
 Accrued liabilities:
  Salaries and benefits                                                             67,704            675,518
  Warranty reserve                                                                 300,000            300,000
  Restructuring reserve                                                          1,051,221                  -
  Other                                                                            303,958            490,978
                                                                              ------------       ------------

     Total current liabilities                                                   6,027,805          6,724,744
                                                                              ------------       ------------

 Long-term debt                                                                          -             19,411
 Deferred gain                                                                     306,839          1,673,669

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.50 par value, 5,000,000 shares authorized,
     1,328,565 and 1,322,663  shares issued and outstanding                        664,283            661,332
 Additional paid-in capital                                                        809,599            794,962
 Accumulated other comprehensive income                                             50,871             50,871
 Retained earnings (accumulated deficit)                                        (4,183,478)         3,367,829
                                                                              ------------       ------------

     Total stockholders' equity (deficit)                                       (2,658,725)         4,874,994
                                                                              ------------       ------------

     Total liabilities and stockholders' equity (deficit)                     $  3,675,919       $ 13,292,818
                                                                              ============       ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

RESEARCH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                             Nine Months Ended June 30,
                                                             --------------------------
                                                                 2001           2000
                                                             -----------    -----------
Operating Activities:
    Net income (loss)                                        $(7,551,307)   $   742,731
    Adjustments to reconcile net income (loss) to net
      Cash used in operating activities:
       Depreciation and amortization                             228,639        245,872
       Loss on disposal of assets                                141,161       (190,024)
       Deferred income taxes                                   1,109,925              -
       Changes in current operating items:
           Accounts receivable, net                            3,214,061      1,265,890
           Inventories                                         2,435,366     (1,403,020)
           Prepayments                                           128,311         13,167
           Accounts payable and accrued liabilities             (632,381)      (234,178)
           Deferred revenue and gain                            (365,408)      (582,885)
           Restructuring Reserve                               1,051,221       (298,065)
           Income taxes payable                                        -        345,010
                                                             -----------    -----------

       Net cash used in operating activities                    (240,412)       (95,502)
                                                             -----------    -----------

Investing Activities:
    Property and equipment additions                             (85,357)      (149,339)
    Proceeds from sale of assets                                       -        211,245
                                                             -----------    -----------

       Net cash provided by (used in) investing activities       (85,357)        61,906
                                                             -----------    -----------

Financing Activities:
    Issuance of common stock                                      17,588      1,032,037
    Payment on line of credit, net                            (2,117,201)      (320,748)
    Proceeds from (payments on) long-term debt                   (19,411)       124,272
                                                             -----------    -----------

       Net cash provided by (used in) financing activities    (2,119,024)       835,561
                                                             -----------    -----------

Effects of Exchange Rates on Cash                                      -        (11,092)
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents          (2,444,793)       790,873
Cash and cash equivalents beginning of year                    2,764,637        350,487
                                                             -----------    -----------

Cash and cash equivalents end of year                        $   319,844    $ 1,141,360
                                                             ===========    ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS.

                             RESEARCH, INCORPORATED
                             ----------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.       Summary of Significant Accounting Policies

The Company's significant accounting policies not elsewhere set forth in the accompanying condensed consolidated financial statements are as follows:


Consolidated Financial Statements -

The condensed consolidated balance sheet as of June 30, 2001, and September 30, 2000, the condensed consolidated statements of operations for the three and nine months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2000 Form 10-K. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year or for future interim periods.


Inventories -

Inventories are stated at the lower of first-in, first-out cost or market and include direct labor, material and overhead costs. Inventories consist of the following components at:

                                               June 30,         September 30,
                                                2001               2000
--------------------------------------------------------------------------------
 Manufactured subassemblies
         and purchased parts                $ 1,128,712         $ 3,229,502
 Work in Process                                265,932             600,508
--------------------------------------------------------------------------------
           Total                            $ 1,394,644         $ 3,830,010
================================================================================

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

Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements," SAB No. 101 issued in December 1999, provides further guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is required for fiscal years beginning after December 15, 1999. The Company adopted SAB No. 101 effective October 1, 2000. The Company believes the adoption of SAB No. 101 was not material to its financial position or results of operations.


2.       Liquidity and Debt Obligations:

In January 1999, the Company signed a new three-year loan and security agreement with a bank. This agreement provides for total borrowing of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. The agreement consists of a line of credit with interest charged at 1.75% above the prime rate and two available term loans with interest charged at 2.25% above the prime rate with a minimum allowable interest rate of 9.00%. The agreement contains restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The agreement requires the Company to maintain a certain minimum net worth at all times. The existing business condition of the electronics market has resulted in a significant reduction in sales of the Company's reflow oven products. On June 13, 2001, the Company announced that it was discontinuing its reflow oven product line and would record a charge to earnings in the third quarter of fiscal 2001 for the impairment of its reflow oven inventory and fixed assets in addition to severance associated with workforce reductions. As a result, the Company has notified its bank that it is out of compliance with the minimum net worth covenant as of June 30, 2001. The bank has given notice that it does not intend to renew the credit agreement when it expires on December 31, 2001 and that it will not waive the covenant violation. The Company is in active search for another lending institution to replace its current banking arrangement.

The Company has implemented a number of action plans to minimize the impact on cash resulting from the significant downturn in the electronics industry and also the softness in its ink drying and paper transport markets. The Company implemented workforce reductions of approximately 20 percent each on May 1, 2001 and June 13, 2001. Severance and other costs related to these actions resulted in a charge of approximately $1,125,000 that is included in the Company's third quarter of fiscal 2001. In addition the Company incurred additional charges to earnings due to the impairment of its reflow ovens, of approximately $141,000 for fixed assets and $2,930,000 for inventory and other costs associated with the reflow oven product line. The Company is pursuing other means of cost reductions including the possible sale of its discontinued reflow oven product line and other product lines. In addition, the Company is working with its unsecured creditors to reduce not only the amounts owed to them, but to also make the remaining payments over an extended period of time.

The Company cannot make any assurance that it will be successful in all, or any, of these actions or achieve the necessary improvements in its cash flow and financial position to meet its obligations as they become due. Nor can there be any assurance that the Company's financial performance will improve if the Company is successful in any one of these actions. Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The Company has been advised by its independent public accountants that unless additional financing is obtained or the sale of assets is accomplished by September 30, 2001, the auditors report on those financial statements may contain qualifications.


3.       Restructuring:

During the third quarter of fiscal 2001, the Company announced that it was discontinuing its reflow oven product line due to the continuing downturn and uncertainty of the electronics market and more specifically the impact it has had on capital equipment providers to that industry. The Company implemented workforce reductions on May 1, 2001 and June 13, 2001 of 36 employees including both direct and indirect positions. The Company recorded charges of $1,125,000 for severance and $141,000 for the impairment of assets. As of June 30, 2001, reserves of approximately $1,051,000 for severance remains.


4.       Earnings per Share:

Earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding. Basic weighted average shares outstanding includes common shares outstanding. Diluted weighted average shares outstanding includes the basic weighted average shares outstanding and the dilutive effect of potential common shares. A reconciliation of these amounts is as follows:

(In thousands, except per share amounts)
Nine months ended, June 30,                                    2001       2000
===============================================================================
Net income (loss)                                        $   (7,551)    $  743
-------------------------------------------------------------------------------
Weighted average common shares outstanding - Basic            1,326      1,303
Effect of dilutive securities - stock options                     -         54
-------------------------------------------------------------------------------
Weighted average common shares outstanding - Diluted          1,326      1,357
-------------------------------------------------------------------------------
Net income (loss) per share - Basic                      $   (5.70)     $ 0.57
Net income (loss) per share - Diluted                    $   (5.70)     $ 0.55
===============================================================================

Potential common shares of 1,000, related to the Company's outstanding stock options, were excluded from the computation of diluted loss per share for the nine months ended June 30, 2001, as inclusion of these shares would have been antidilutive.


5.       Stockholders' Equity:

Employee Stock Options -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved an amendment to the 1991 Stock Plan to increase the number of shares of common stock available under the plan by 100,000 shares to 362,500 shares. Options for 165,875 shares under the 1991 Plan were outstanding at June 30, 2001 at prices ranging from $1.925 to $7.094 per share. In addition, 10,000 options issued outside of the plan were outstanding at a price of $1.925 per share.

Employee Stock Purchase Plan -

On January 15, 1998, the shareholders of Research, Inc. ratified and approved the Research, Inc. Employee Stock Purchase Plan and set aside 100,000 shares of common stock for issuance under the plan. As of June 30, 2001, 62,507 shares have been issued.


6.       Comprehensive Income:

Other comprehensive income (loss) was comprised of the effect of changes in foreign currency exchange rates in translating assets, liabilities and the results of operations of the Company's foreign subsidiary. Comprehensive income
(loss) for the following three and nine month periods were:


                              Three Months Ended                    Nine Months Ended
                                  June 30,                                June 30,
--------------------------------------------------------------------------------------------
                           2001              2000                   2001             2000
--------------------------------------------------------------------------------------------
Net income (loss)       $(6,711,205)       $219,256             $(7,551,307)       $742,731
Foreign currency
  translation                     -               -                       -         (11,092)
--------------------------------------------------------------------------------------------
Comprehensive
  Income (loss)         $(6,711,205)       $219,256             $(7,551,307)       $731,639
============================================================================================



7.       Sale and Leaseback of Property:

On September 23, 1999, the Company closed on a sale and leaseback transaction for its Minnesota property. The pre-tax gain of $2,200,000 is being amortized over the term of the operating lease. The balance of the gain to be recognized was $1,534,000 at June 30, 2001.

On March 29, 2001, the Company gave written notice that it was terminating the facility lease pursuant to Section 1.3 of the lease agreement. Section 1.3 of the agreement requires an eighteen-month prior written notice of termination. As a result of such notice, the unrecognized gain is being amortized over the remaining term of the lease.

8. Subsequent Event:

On August 8, 2001, the Company received notification from the Nasdaq SmallCap Market that the company has failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). Therefore, the company has 90 calendar days, or until November 6, 2001 to regain compliance with this Rule. If the Company is unable to demonstrate compliance with the Rule on or before November 6, 2001, the Company will receive written notification that its securities will be delisted. At that time, the Company may appeal that decision to a Nasdaq Listing Qualifications Panel.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------


Operations
----------

Sales were $3,020,000 for the third quarter of fiscal 2001, compared to $6,442,000 for the same period of fiscal 2000, a decrease of 53.1%. Sales for the first nine months of fiscal 2001 were $13,261,000 compared to $20,794,000 for the same period of fiscal 2000, a decrease of 36.3%. The decline in sales for the quarter and nine months was primarily attributed to the continued downturn in sales of reflow ovens for the surface mount technology (SMT) market. The steep decline in the PC, telecom and consumer electronics markets has caused the electronics manufacturing services (EMS) market to defer investments in reflow ovens until they have absorbed the current excess capacity. As a result of the uncertainty in this market and the need to reverse the financial impact of this severe downturn, the Company announced on June 13, 2001 the discontinuance of the reflow oven business. For additional information please reference the liquidity and capital resources section of this Form 10-Q. The nine-month sales of the companies ink drying and paper transport products as well as its infra-red products have declined by approximately 5% as compared to the same period last year. The Company announced on July 9, 2001 that it expects sales of the ink drying and paper transport products to soften for the next four to six months as customers reduce their inventory positions. The Company also anticipates that when the order pattern resumes, that it will be at lower levels as compared to the past year.

Gross profit margins have deteriorated dramatically due in part to the severe downturn in the electronics industry as already discussed. In the third quarter of this fiscal year, the Company recorded a charge to cost of sales of approximately $2,930,000 reflecting the impairment on its reflow oven inventory and other costs. Excluding this charge, gross profit margins were 19.1% for the third quarter of fiscal 2001 compared to 40.2% for the same period of fiscal 2000 and 28.1% for the first nine months of fiscal 2001 as compared to 38.2% for the same period of fiscal 2000. Even after the adjustment, the decrease in margins for both periods was attributable to sales of reflow ovens at lower margins and to the overall lower sales level which resulted in an unfavorable overhead absorption. For additional information, please reference the liquidity and capital resources section of this Form 10-Q.

Selling expenses were $616,000, or 20.4% of sales for the third quarter of fiscal 2001 as compared to $1,232,000, or 19.1% of sales for the same period in fiscal 2000. Selling expenses were $2,734,000, or 20.6% of sales for the nine-months ended June 30, 2001 as compared to $3,693,000, or 17.8% of sales for the same period in fiscal 2000. The decrease in spending is due in part to lower commissions on lower revenues and reduced spending levels as a result of cost control measures implemented over the past six months. Despite the lower expenditures, selling costs as a percentage of sales increased due to lower sales.

Expenditures for research and development were $530,000 or 17.5% of sales for the third quarter of fiscal 2001 as compared to $653,000, or 10.1% of sales for the same period of fiscal 2000. Research and development expenses were $2,162,000 or 16.3% for the first nine months of fiscal 2001 as compared to $2,262,000, or 10.9% of sales for the same period in fiscal 2000. While actual expenses for both periods were slightly less than the same periods last year due to cost control measures implemented over the past six months, the increase as a percentage of sales reflects the lower sales levels during both periods.

General and administrative expenses were $278,000 or 9.2% of sales for the third quarter of fiscal 2001 as compared to $299,000 or 4.6% of sales for the same period in fiscal 2000. General and administrative expenses were $848,000 or 6.4% of sales for the first nine months of fiscal 2001 as compared to $813,000 or 3.9% of sales for the same period of fiscal 2000. Expenditures decreased in the third quarter reflecting the impact of cost control measures including workforce reductions offset in part by administrative costs associated with the discontinuance of the reflow oven product line. While expenditures were higher for the nine months compared to last year, the Company expects its administrative costs to trend lower due to the cost cutting measures it has enacted. However, as a percentage of sales, the increase in both periods is primarily a function of the lower sales levels.

Net interest expense was $70,000 for the third quarter of fiscal 2001 as compared to $67,000 for the same period in fiscal 2000. Net interest expense was $179,000 for the first nine months of fiscal 2001 as compared to $227,000 for the same period of fiscal 2000. The decrease for the nine months is primarily due to lower interest rates plus the impact of interest earned on short-term investments during the first and second quarters of fiscal 2001.

Other expense was $8,000 for the third quarter of fiscal 2001 as compared to other income of $2,000 for the same period last year. Other expense was $10,000 for the first nine months of fiscal 2001 as compared to other income of $189,000 for the same period in fiscal 2000. The other income for the nine-month period of fiscal 2000 related primarily from the gain on the sale of the Company's sheet metal equipment. The Company began outsourcing its sheet metal requirements in the first quarter of fiscal 2000.

Income taxes were $1,590,000 for the third quarter of fiscal 2001 as compared to $118,000 for the same period of fiscal 2000 and were $1,150,000 for the first nine months of fiscal 2001 as compared to $400,000 for the same period in fiscal 2000. The Company recorded an income tax provision in fiscal 2001 despite having a pre-tax loss as a result of the elimination of all deferred tax assets due to its going concern issue as discussed in Note 2. of the "Notes to Condensed Consolidated Financial Statements".


Liquidity and Sources of Capital
--------------------------------

The Company's operations are funded from cash and cash equivalents, cash flow from operations and borrowings available under a line of credit. At June 30, 2001, the principal source of liquidity was cash and cash equivalents of $320,000 and $178,000 that could be borrowed in addition to the $633,000 already borrowed under the $8,000,000 line of credit. The amount the Company can borrow under this line of credit is limited to the levels of eligible accounts receivable and inventory.

Operating activities used cash of $240,000 for the first nine months of fiscal 2001 compared to cash used of $96,000 for the same period in fiscal 2000. The cash used in operations is largely attributable to the losses recorded for the nine months and offset in part by a reduction in inventory, accounts receivable and deferred taxes and an increase in the restructuring reserve associated with the discontinuance of the reflow oven product line. The Company's working capital was a shortfall of $2,927,000 at June 30, 2001 compared to working capital of $5,027,000 at September 30, 2000. The decrease in working capital is due in part to the funding of the Company's losses for the first nine months, the write off of inventory associated with the discontinuance of the reflow oven business and the reclassification of long-term deferred gain to short-term deferred gain as discussed in Footnote 7 of the Condensed Consolidated Financial Statements included herein.

Investing activities used cash of $85,000 for the first nine months of fiscal 2001 compared to cash provided of $62,000 for the same period of fiscal 2000. Capital expenditures were primarily for engineering and system equipment.

Financing activities used cash of $2,119,000 for the first nine months of fiscal 2001 primarily due to paying down the line of credit compared to cash provided of $836,000 in the same period of fiscal 2000.

In January 1999, the Company signed a new three-year loan and security agreement with a bank. This agreement provides for total borrowing of up to $8 million subject to lending formulas based on eligible receivables, inventories, certain long-term assets and other terms specified in the agreement. The agreement consists of a line of credit with interest charged at 1.75% above the prime rate and two available term loans with interest charged at 2.25% above the prime rate with a minimum allowable interest rate of 9.00%. The agreement contains restrictive covenants and any outstanding borrowings are secured by substantially all of the Company's assets. The agreement requires the Company to maintain a certain minimum net worth at all times. The existing business condition of the electronics market has resulted in a significant reduction in sales of the Company's reflow oven products. On June 13, 2001, the Company announced that it was discontinuing its reflow oven product line and would record a charge to earnings in the third quarter of fiscal 2001 for the impairment of its reflow oven inventory and fixed assets in addition to severance associated with workforce reductions. As a result, the Company has notified its bank that it is out of compliance with the minimum net worth covenant as of June 30, 2001. The bank has given notice that it does not intend to renew the credit agreement when it expires on December 31, 2001 and that it will not waive the covenant violation. The Company has begun a search for another lending institution to replace its current banking arrangement.

The Company has implemented a number of action plans to minimize the impact on cash resulting from the significant downturn in the electronics industry and also the softness in its ink drying and paper transport markets. The Company implemented workforce reductions of approximately 20 percent each on May 1, 2001 and June 13, 2001. Severance and other costs related to these actions resulted in a charge of approximately $1,125,000 that is included in the Company's third quarter of fiscal 2001. In addition the Company incurred additional charges to earnings due to the impairment of its reflow ovens, of approximately $141,000 for fixed assets and $2,930,000 for inventory and other costs associated with the reflow oven product line. The Company is pursuing other means of cost reductions including the possible sale of its discontinued reflow oven product line and other product lines. In addition, the Company is working with its unsecured creditors to reduce not only the amounts owed to them but to also make the remaining payments over an extended period of time.

The Company cannot make any assurance that it will be successful in all, or any, of these actions or achieve the necessary improvements in its cash flow and financial position to meet its obligations as they become due. Nor can there be any assurance that the Company's financial performance will improve if the Company is successful in any one of these actions. Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The Company has been advised by its independent public accountants that unless additional financing is obtained or the sale of assets is accomplished by September 30, 2001, the auditors report on those financial statements may contain qualifications. As a result, the Company's financial statements reflect the write off of its deferred tax assets of approximately $3,400,000 as of June 30, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

The Company does not hold any derivative financial instruments, derivative commodity instruments or other financial instruments. The Company engages neither in speculative nor derivative trading activities. As of June 30, 2001, the Company had $689,000 of debt outstanding and currently pays interest on a minimum level of borrowings of $2,800,000 with a variable interest rate. A fluctuation in the underlying interest rate on this debt at its current balance would not have a material effect on the Company's financial condition or results of operations.


Forward-Looking Information
---------------------------

The statements included herein that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition, currency fluctuations, availability of labor, general economic conditions, market cycles and or a continued significant downturn in our primary markets, product cancellations or rescheduling, loss of a significant customer and our ability to raise capital now or in the foreseeable future.






         Part II - Other Information
         ---------------------------


Item 3.  Default upon Senior Securities

         (a) See Note 2 "Liquidity and Debt Obligations" of the Notes to Condensed Consolidated Financial Statements.


Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits
                   None

         (b)       Reports on Form 8-K
                   Report on Form 8-K filed on June 21, 2001, reporting Item 5 of 8-K.

                              RESEARCH INCORPORATED
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


Restructuring Reserves:

The transactions in the restructuring reserves accounts for the periods ending June 30, 2001 and September 30, 2000 were as follows:


                                                June 30,      September 30,
                                                 2001            2000
--------------------------------------------------------------------------------
  Balance, beginning of period                 $     0        $     0
   Reserve utilized during the period              (74)             0
  Reserves established                           1,125              0
--------------------------------------------------------------------------------
           Balance, end of period              $ 1,051        $     0
================================================================================

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RESEARCH, INCORPORATED
                                       -------------------------
                                       (Registrant)




Date      8/20/2001                    /s/ Brad C. Yopp
     --------------                    -------------------------
                                       Brad C. Yopp
                                       President,
                                       Chief Financial Officer